Form 10-Q
period 2008-02-29
Sungro Minerals Inc.
filed 2008-04-14
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

7445 132nd Street, Suite 2008 Surrey, British Columbia V3W 5S8 Tel: (604) 681-3611
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]       No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [x]    No ❑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class: common stock - $0.001 par value	Outstanding at April 11, 2008: 9,750,000

Sungro Minerals Inc.
 (An Exploration Stage Company)

Financial Statements
(Unaudited - Prepared by Management)

February 29, 2008

(Presented In US Dollars)

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Interim Balance Sheets
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	February 29 2008	November 30 2007
	(Unaudited)	(Audited)

Assets
Current
Cash	$60,922	$91,769

Liabilities
Current
Accounts payable and accrued liabilities	$14,439	$18,164

Stockholders' Equity
Capital stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,750,000 (2007 - 9,750,000) common shares	9,750	9,750
Additional paid-in capital	90,250	90,250
Deficit accumulated during the exploration stage	(53,517)	(26,395)
	46,483	73,605
	$60,922	$91,769

Nature of operations and going concern (Note 1)

Approved by the sole director:

/s/ Mal Bains                              Director

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Interim Statement of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
(Presented in US Dollars)

For the Period from August 10, 2007 (Inception) to February 29, 2008

				Deficit
				accumulated
	Common stock		Additional	during	Total
	Number of		paid-in	exploration	stockholders'
	shares	Amount	capital	stage	equity

Balance at inception on August 10, 2007	-	$-	$-	$-	$-
Issuance of common stock for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Issuance of common stock for
cash at $0.02 per share	4,750,000	4,750	90,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	9,750,000	9,750	90,250	(26,395)	73,605
Net loss for the period	-	-	-	(27,122)	(27,122)
Balance, February 29, 2008	9,750,000	$9,750	$90,250	$(53,517)	$46,483

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Interim Statements of Operations
(Unaudited - Prepared by Management)
(Presented in US Dollars)

		From Inception
	Three Months	On August 10,
	Ended	2007 through
	February 29	February 29
	2008	2008

General and administrative expenses
Accounting and legal	$26,652	$42,832
Bank charges and interest	71	102
Foreign exchange loss	399	596
	27,122	43,530
Mineral property expenses
Acquisition	-	2,438
Geological consulting	-	4,000
Travel and transportation	-	3,549
	-	9,987
Net loss and comprehensive loss	$27,122	$53,517

Basic and diluted loss per common share	$0.003

Weighted average number of basic and diluted common shares outstanding	9,750,000

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
(Presented in US Dollars)

		From Inception
	Three Months	on August 10,
	Ended	2007 through
	February 29	February 29
	2008	2008

Cash provided by (used in)
Operating activities
Net loss	$(27,122)	$(53,517)
Change in accounts payable and accrued liabilities	(3,725)	14,439
	(30,847)	(39,078)

Investing activity	-	-

Financing activity
Issuance of common stock	-	100,000

Net (decrease) increase in cash	(30,847)	60,922

Cash, beginning of period	91,769	-

Cash, end of period	$60,922	$60,922

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

February 29, 2008

1.   Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.   Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed below.

3.   Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. The Company adopted this statement effective December 1, 2007 and management has determined that there has been no material impact on the Company's financial statements since its adoption.

In February 2007, the FASB issued SFAS Statement 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this statement effective December 1, 2007 and management has determined that there has been no material impact on the Company's financial statements since its adoption.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

February 29, 2008

4.   Mineral Property

On September 6, 2007, the Company entered into an agreement with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia. To earn the 100% interest, the Company, at its option, must make payments totaling $101,580 (Cdn$100,000) over a four year period, of which $2,438 (Cdn$2,500) has been paid as of February 29, 2008. The vendor of the mineral claims will retain a 2% net smelter return royalty ("NSR"). The Company will have the right to purchase up to 50% of the NSR (representing a 1% NSR) for $1,015,800 (Cdn$1,000,000) at any time.

5.   Capital Stock

a)   Authorized

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

b)   Share Issuances

During the period ended November 30, 2007, the Company issued 5,000,000 common shares for gross proceeds of $5,000 to the Company's president.

During the period ended November 30, 2007, the Company issued 4,750,000 common shares for gross proceeds of $95,000.

6.    Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF SUNGRO MINERALS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Sungro Minerals Inc. (the "Company" or "Sungro") was incorporated under the laws of the state of Nevada on August 10, 2007.  We have not commenced business operations and we are considered an exploration stage company.  We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets.  To date, our activities have been limited to organizational matters, obtaining a geology report on the Chevron Claims and the preparation and filing of a registration statement on Form S-1.

Chevron Claims

In September 2007 we acquired an option to acquire a 100% interest in and to three mineral claims called the Chevron Claims, located in the Tatsamenie Lake area, 87 miles (140 km) south of the town of Atlin Lake, in northern British Columbia, from Mr. Carl von Einsiedel, the registered owner of the Chevron Claims.  The Chevron Claims consist of three mineral claims covering approximately 1,132.97 hectares (2,799.63 acres).

Under the option agreement, Sungro is required to make all filings related to the Chevron Property and to maintain the Chevron Property and to maintain the Chevron Claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the Chevron Property free and clear of all liens and encumbrances.  The Chevron Claims are in good standing until June 20, 2009 and have been assigned tenure numbers 566327, 552110 and 552111 by the Province of British Columbia.

Plan of Operation

Mr. Ian Foreman, P.Geo. was hired by Sungro to provide an initial Summary Report dated November 20, 2007 on the Chevron Claims.

Mr. Foreman recommends an initial results-based three-phase exploration program, with Phase 1 consisting of mapping and prospecting throughout the property, and is estimated to cost approximately $15,000.  Phase 2 will consist of a ground geophysical survey and sampling program, estimated to cost approximately $20,000.  If the results of Phase 1 and Phase 2 are favorable, Phase 3 will consist of a selective drilling program.  We will be able to estimate the cost of Phase 3 after we finish the Phase 1 program.

We plan to conduct a Phase 1 and Phase 2 exploration program on the Chevron Property in the summer of 2008.  However, we presently have the funds to conduct only Phase 1.  We will need to raise additional money to conduct Phase 2 and Phase 3.  Due to extreme weather conditions, exploration activities can only be conducted between July and September of each year.

Phase 1 consists of an intense program of mapping and prospecting throughout the property, paying special attention to areas adjacent to the contact of the volcanic package with the coarse clastic sediments, resampling all previous areas of known mineralization, and creating a Global Position System database.  Phase 1 is estimated to cost $15,000 (CAD$15,000).

We planned a preliminary field visit in mid-September of 2007, but due to poor weather conditions it was not possible to actually make it to the property.  During October and November of 2007 we updated the historic data collected by Chevron in the early 1980's, digitizing the maps and 'georeferencing' them - this is the process of imputing all of the relevant data into a Geographic Information System (GIS) such that all the data is manipulatable and searchable.

Phase 2 will consist of a ground geophysical survey extending across adjacent parts of the property to delineate potential diamond drill targets, and follow-up sampling, estimated to cost between CAD$15,000 and CAD$20,000.

We expect Phase 3 to involve a selective drilling program.  To maximize the effectiveness of the drilling, we plan to align the holes such that there is potential to intersect more than one vein with each hole.  We cannot anticipate the cost for a drill program until after Phase 1 is completed.  We expect a majority of the expense for Phase 3 to be the drill cost and helicopter support.  We cannot determine the cost of this drill program at this time, however, a 1,000 meter drilling program would be about CAD$250,000.

Foremost Geological Consulting is a business operated by Mr. Ian Foreman.  Mr. Foreman is a qualified geologist and we have engaged him to conduct the mineral exploration program under industry standards.  He is responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services.

Risk Factors

An investment in Sungro's common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Sungro's Form S-1 filed on February 22, 2008.

Financial Condition

As at February 29, 2008, Sungro had a cash balance of $60,922.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Sungro's common stock.  If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro.  Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Sungro's business will fail.

Based on the nature of Sungro's business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Sungro's future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

  Sungro's ability to raise additional funding;
  the market price for minerals; and
  the results of Sungro's proposed exploration programs on its exploration mineral properties.

Due to Sungro's lack of operating history and present inability to generate revenues, Sungro's auditors have stated their opinion that there currently exists a substantial doubt about Sungro's ability to continue as a going concern.  This means that there is substantial double whether Sungro can continue as an on going business for the next 12 months unless we obtain additional capital to pay our bills.  Further, even if Sungro completes its current Phase 1 exploration program, it will require additional funding before it can initiate Phases 2 and 3.

Liquidity

Sungro's internal sources of liquidity will be loans that may be available to Sungro from management.  Although Sungro has no written arrangements with any of its sole director and officer, Sungro expects that the sole director and officer will provide Sungro with internal sources of liquidity, if it is required.

Also, Sungro's external sources of liquidity will be private placements for equity conducted outside the United States.  During the quarter covered by this quarterly report, Sungro did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of February 29, 2008, Sungro had total assets of $60,922 and total liabilities of $14,439 for a net working capital of $46,483, compared with a net working capital of $73,605 as of November 30, 2007.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing.  If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Management estimates that Sungro's current cash will be sufficient to fully finance its operations at current and planned levels through November 2008.  Management intends to manage Sungro's expenses and payments to preserve cash until Sungro is profitable, otherwise additional financing must be arranged.  Specifically, such cash management actions include donation of office space and services by Sungro's sole director and officer.

Results of Operations

We did not earn any revenues for the three months ended February 29, 2008 and from inception on August 10, 2007 to February 29, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $27,122 for the three months ended February 29, 2008.  These operating expenses comprised mainly of accounting and legal expenses of $26,652.

We incurred a loss in the amount of $27,122  for the three months ended February 29, 2008.  Our loss was attributable to general, accounting and legal expenses.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Form 10-Q; and any current reports on Form 8-K.  In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.1	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	3.2	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGRO MINERALS INC.
Date: April 11, 2008	By: /s/ Mal Bains Mal Bains Director, President and Treasurer