Form 10-Q/A
period 2008-02-29
Sungro Minerals Inc.
filed 2008-07-16
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

Yes ☒      No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at April 11, 2008: 9,750,000

This Amendment No. 1 to Sungro Minerals Inc.'s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 is being filed to attach the certifications that were inadvertently omitted with the Form 10-Q filed on April 14, 2008.

This amendment has no impact on the financial statements of the registrant for the quarterly period ended February 29, 2008. Besides the said disclosures, no other changes have been made to the Form 10-Q for the quarterly period ended February 29, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUNGRO MINERALS INC.
Date: July 15, 2008	By: /s/ Mal Bains Mal Bains Director, President and Treasurer