Form 10-Q
period 2008-05-31
Sungro Minerals Inc.
filed 2008-07-16
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

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
Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at July 15, 2008: 9,750,000

Sungro Minerals Inc.
(An Exploration Stage Company)

Financial Statements
(Unaudited - Prepared by Management)

May 31, 2008

(Presented In US Dollars)

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Balance Sheets
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	May 31 2008 (Unaudited)	November 30 2007 (Audited)

Assets
Current
Cash	$31,477	$91,769

Total assets	$31,477	$91,769

Liabilities
Current
Accounts payable and accrued liabilities	$12,773	$18,164

Total liabilities	12,773	18,164

Stockholders' Equity
Capital stock (Note 5)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,750,000 (2007 - 9,750,000) common shares	9,750	9,750
Additional paid-in capital	90,250	90,250
Deficit accumulated during the exploration stage	(81,296)	(26,395)
Total stockholders' equity	18,704	73,605
Total liabilities and stockholders' equity	$31,477	$91,769

Nature of operations and going concern (Note 1)

Approved by the sole director:

/s/ Mal Bains                                  Director

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
(Presented in US Dollars)

For the Period from August 10, 2007 (Inception) to May 31, 2008

	Common stock		Additional	Deficit accumulated during	Total
	Number of shares	Amount	paid-in capital	exploration stage	stockholders' equity

Balance at inception on August 10, 2007	-	$-	$-	$-	$-
Issuance of common stock for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Issuance of common stock for
cash at $0.02 per share	4,750,000	4,750	90,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	9,750,000	9,750	90,250	(26,395)	73,605
Net loss for the period	-	-	-	(54,901)	(54,901)
Balance, May 31, 2008	9,750,000	$9,750	$90,250	$(81,296)	$18,704

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
Interim Statements of Operations
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months Ended May 31 2008	Six Months Ended May 31 2008	From Inception on August 10 2007 through May 31 2008

General and administrative expenses
Accounting and legal	$26,764	$53,416	$69,596
Bank charges and interest	22	93	124
Foreign exchange (gain) loss	(106)	293	490
Listing and filing	124	124	124
Transfer agent	975	975	975
	27,779	54,901	71,309
Mineral property expenses
Acquisition	-	-	2,438
Geological consulting	-	-	4,000
Travel and transportation	-	-	3,549
	-	-	9,987
Net loss and comprehensive loss	$27,779	$54,901	$81,296

Basic and diluted loss per common share	$0.00	$0.01

Weighted average number of basic and diluted common shares outstanding	9,750,000	9,750,000

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months Ended May 31 2008	Six Months Ended May 31 2008	From Inception on August 10 2007 through May 31 2008

Cash provided by (used in)

Operating activities
Net loss	$(27,779)	$(54,901)	$(81,296)
Change in accounts payable and accrued liabilities	(1,666)	(5,391)	12,773
	(29,445)	(60,292)	(68,523)

Investing activity	-	-	-

Financing activity
Issuance of common stock	-	-	100,000

Net (decrease) increase in cash	(29,445)	(60,292)	31,477

Cash, beginning of period	60,922	91,769	-

Cash, end of period	$31,477	$31,477	$31,477

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

May 31, 2008

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

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed below.

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

May 31, 2008

4.       Mineral Property

On September 6, 2007, the Company entered into an agreement with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia. To earn the 100% interest, the Company, at its option, must make payments totaling $100,700 (Cdn$100,000) over a four year period, of which $2,438 (Cdn$2,500) has been paid as of May 31, 2008. The vendor of the mineral claims will retain a 2% net smelter return royalty ("NSR"). The Company will have the right to purchase up to 50% of the NSR (representing a 1% NSR) for $1,007,000 (Cdn$1,000,000) at any time.

5.       Capital Stock

a)       Authorized

Authorized capital stock consists of 75,000,000 common shares with a par value of $0.001 per share.

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

We plan to conduct a Phase 1 exploration program on the Chevron Property in September of 2008. We presently have the funds to conduct only Phase 1. We will need to raise additional money to conduct Phase 2 and Phase 3. Due to extreme weather conditions, exploration activities can only be conducted between July and September of each year.

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

Financial Condition

As at May 31, 2008, Sungro had a cash balance of $31,477. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

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

Due to Sungro's lack of operating history and present inability to generate revenues, Sungro's auditors have stated their opinion that there currently exists a substantial doubt about Sungro's ability to continue as a going concern. This means that there is substantial doubt whether Sungro can continue as an on going business for the next 12 months unless we obtain additional capital to pay our bills. Further, even if Sungro completes its current Phase 1 exploration program, it will require additional funding before it can initiate Phases 2 and 3.

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

Capital Resources

As of May 31, 2008, Sungro had total assets of $31,477 and total liabilities of $12,773 for a net working capital of $18,704, compared with a net working capital of $73,605 as of November 30, 2007.

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

Results of Operations

We did not earn any revenues for the six months ended May 31, 2008 and from inception on August 10, 2007 to May 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $27,779 for the three months ended May 31, 2008, and operating expenses in the amount of $54,901 during this fiscal year for the six months ended May 31, 2008. These operating expenses comprised mainly of accounting and legal expenses of $26,764 for the three months ended May 31, 2008, and $53,416 during this fiscal year for the six months ended May 31, 2008.

We incurred a loss in the amount of $27,779 for the three months ended May 31, 2008, and a loss in the amount of $54,901 during this fiscal year for the six months ended May 31, 2008. Our loss was attributable to general, accounting and legal expenses.

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