Form 10-Q
period 2008-08-31
Sungro Minerals Inc.
filed 2008-10-15
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at October 15, 2008: 9,750,000

Sungro Minerals Inc.
(An Exploration Stage Company)

Financial Statements
(Unaudited - Prepared by Management)

August 31, 2008

(Presented In US Dollars)

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Balance Sheets
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	August 31 2008	November 30 2007
	(Unaudited)	(Audited)

Assets
Current
Cash	$25,683	$91,769

Liabilities
Current
Accounts payable and accrued liabilities	$17,310	$18,164

Stockholders' Equity
Capital stock (Note 5)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,750,000 (2007 - 9,750,000) common shares	9,750	9,750
Additional paid-in capital	90,250	90,250
Deficit accumulated during the exploration stage	(91,627)	(26,395)
	8,373	73,605
	$25,683	$91,769

Nature of operations and going concern (Note 1)

Approved by the sole director:

/s/ Mal Bains                                   Director

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
(Presented in US Dollars)

For the Period from Inception on August 10, 2007 to August 31, 2008

	Common stock		Additional	Deficit accumulated during	Total
	Number of Shares	Amount	Paid-in capital	exploration stage	stockholders' equity
Balance at inception on August 10, 2007	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Issuance of common stock for cash at $0.02 per share	4,750,000	4,750	90,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	9,750,000	9,750	90,250	(26,395)	73,605
Net loss for the period	-	-	-	(65,232)	(65,232)
Balance, August 31, 2008	9,750,000	$9,750	$90,250	$(91,627)	$8,373

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months Ended August 31 2008	Nine Months Ended August 31 2008	From Inception on August 10, 2007 through August 31 2008

General and administrative expenses
Accounting and legal	$7,305	$60,721	$76,901
Bank charges and interest	20	113	144
Foreign exchange (gain) loss	(467)	(174)	23
Listing and filing	-	124	124
Office and sundry	200	200	200
Transfer agent	-	975	975
	7,058	61,959	78,367
Mineral property expenses
Acquisition	-	-	2,438
Geological consulting	3,273	3,273	7,273
Travel and transportation	-	-	3,549
	-	-	13,260
Net loss and comprehensive loss	$10,331	$65,232	$91,627

Basic and diluted loss per common share	$0.00	$0.00

Weighted average number of basic and diluted common shares outstanding	9,750,000	9,750,000

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months Ended August 31 2008	Nine Months Ended August 31 2008	From Inception on August 10, 2007 through August 31 2008

Cash provided by (used in)
Operating activities
Net loss	$(10,331)	$(65,232)	$(91,627)
Change in accounts payable and accrued liabilities	4,537	(854)	17,310
	(5,794)	(66,086)	(74,317)

Investing activity	-	-	-

Financing activity
Issuance of common stock	-	-	100,000

Net (decrease) increase in cash	(5,794)	(66,086)	25,683
Earnings from operations

Loss on sale of equipment

Cash, beginning of period	31,477	91,769	-

Cash, end of period	$25,683	$25,683	$25,683

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

August 31, 2008

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

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed below.

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

August 31, 2008

4.       Mineral Property

On September 6, 2007, the Company entered into an agreement with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia. To earn the 100% interest, the Company, at its option, must make payments totaling $100,700 (Cdn$100,000) over a four year period, of which $2,438 (Cdn$2,500) has been paid as of August 31, 2008. The vendor of the mineral claims will retain a 2% net smelter return royalty ("NSR"). The Company will have the right to purchase up to 50% of the NSR (representing a 1% NSR) for $941,600 (Cdn$1,000,000) at any time.

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

7.       Comparative figures

Comparative figures for the period from inception on August 10, 2007 to August 31, 2007 have not been presented as the Company was inactive during this period.

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

Phase 1 consists of an intense program of mapping and prospecting throughout the property, paying special attention to areas adjacent to the contact of the volcanic package with the coarse clastic sediments, as this is the lithology which hosts the veins, and there is reason to believe that there is considerable potential for the occurrence of other analogous mineralization situations. In addition all previous areas of known mineralization will be re-sampled and all locations will be located using GPS. An effort will be made to try and understand the significance of the anomalous values of antimony and arsenic in the region and if there is a relation with the Chevron Property. Phase 1 is estimated to cost $15,000 (CAD$15,000).

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

In August 2008, our geologist consultant attempted to visit the site but due to poor weather conditions it was not possible to actually make it to the property. It is our intention to attempt another visit to the site in July 2009.

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

We expect Phase 3 to involve a selective drilling program. To maximize the effectiveness of the drilling, we plan to align the holes such that there is potential to intersect more than one vein with each hole. We cannot anticipate the cost for a drill program until after Phases 1 and 2 are completed. We expect a majority of the expense for Phase 3 to be the drill cost and helicopter support. We cannot determine the cost of this drill program at this time, however, a 1,000 meter drilling program would be about CAD$250,000.

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

Financial Condition

As at August 31, 2008, Sungro had a cash balance of $25,683. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

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

  Capital Resources

  As of August 31, 2008, Sungro had total assets of $25,683 and total liabilities of $17,310 for a net working capital of $8,373, compared with a net working capital of $73,605 as of November 30, 2007.

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

  Results of Operations

  We did not earn any revenues for the nine months ended August 31, 2008 and from inception on August 10, 2007 to August 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

  We incurred operating expenses in the amount of $7,058 for the three months ended August 31, 2008, and operating expenses in the amount of $61,959 during this fiscal year for the nine months ended August 31, 2008. These operating expenses comprised mainly of accounting and legal expenses of $7,305 for the three months ended August 31, 2008, and $60,721 during this fiscal year for the nine months ended August 31, 2008.

  We incurred a loss in the amount of $10,331 for the three months ended August 31, 2008, and a loss in the amount of $65,232 during this fiscal year for the nine months ended August 31, 2008. Our loss was attributable to general, accounting and legal expenses.

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
SUNGRO MINERALS INC.
Date: October 15, 2008	By: /s/ Mal Bains Mal Bains Director, President and Treasurer