Form 10-K
period 2008-11-30
Sungro Minerals Inc.
filed 2009-03-02
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

7445 132nd Street, Suite 2008 Surrey, British Columbia, Canada V3W 5S8 Tel: (604) 681-3611
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ❒      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ❒      No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ❒ Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Accelerated filer ❒ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

The aggregate market value of the common equity stock held by non-affiliates of the Registrant a of May 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was $95,000 (computed based upon the price at which the Company's common stock was last sold).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at March 2, 2009: 9,750,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Overview

Sungro Minerals Inc. (the "Company" or "Sungro") was incorporated under the laws of the state of Nevada on August 10, 2007. We have not commenced business operations. We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets. To date, our activities have been limited to organizational matters, acquiring an option to acquire three mineral claims called the Chevron Claims in northern British Columbia, obtaining a geology report on the Chevron Claims and the preparation and filing of a registration statement on Form S-1. We failed to make the necessary payments to keep in good standing the option to acquire the Chevron Claims, and we have lost the right to exercise this option, which was our only property.

Chevron Claims

Pursuant to an agreement dated September 7, 2007 we acquired an option to acquire a 100% interest in and to three mineral claims called the Chevron Claims from Mr. Carl von Einsiedel, the registered owner of the Chevron Claims. The Chevron Claims are located in the Tatsamenie Lake area, in northern British Columbia.

Under the option agreement, Sungro was required to make all filings related to the Chevron Property, to maintain the Chevron Claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the Chevron Property free and clear of all liens and encumbrances.

In order to exercise the Option and to earn its 100% interest in the Chevron Property, Sungro has to make cash payments totaling approximately US$81,501 (CAD$100,000) to Mr. von Einsiedel over four years, within the following time schedule:

(a)        $2,438 (CAD$2,500) upon signing of the Agreement (paid);

(b)        $2,027 (CAD$2,500) within 10 days of Sungro being quoted for trading on the OTC Bulletin Board (payable on October 4, 2008);

(c)        $8,109 (CAD$10,000) on the first anniversary date of the Agreement (payable on September 7, 2008);

(d)        $12,163 (CAD$15,000) on the second anniversary date of the Agreement (payable on September 7, 2009);

(e)        $16,218 (CAD$20,000) on the third anniversary date of the Agreement (payable on September 7, 2010); and

(f)         $40,545 (CAD$50,000) on the fourth anniversary date of the Agreement (payable on September 7, 2011).

Sungro failed to pay the second and third payments of $2,027 and $8,109 under the option agreement and we lost our right to exercise the Option. The Chevron Claims were our only property.

Plan of Operation

As of November 30, 2008, we had total assets of $14,310 of cash and total liabilities of $12,667 for a net working capital of $1,643. We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective. We business plan for the next 12 months is to either acquire another mineral property to develop or explore or we may acquire a target company or business seeking the perceived advantages of being a publicly held corporation. If we decide to acquire a target company or business, we do not plan to restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, we may acquire any type of business.

As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business acquisition or combination candidate regarding business opportunities for Sungro. Sungro has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. Management will screen all potential properties to determine their economic viability and examine proposed properties having regard to sound business fundamentals, utilizing the expertise and experience of management. In additional, in its efforts to analyze potential acquisition targets, Sungro will consider the following kinds of factors:

(a)        Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)        Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)        Strength and diversity of management, either in place or scheduled for recruitment;

(d)       Capital requirements and anticipated availability of required funds, to be provided by Sungro or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)        The cost of participation by Sungro as compared to the perceived tangible and intangible values and potentials;

(f)         The extent to which the business opportunity can be advanced;

(g)        The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)        Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

There is no assurance that management will identify and successfully negotiate the acquisition of any potential properties or assets, or any interests therein, nor that any such opportunities or businesses acquired will be profitable.

Employees

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipate that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. There is no assurance that our business will be profitable. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of November 30, 2008, we incurred $13,260 to acquire an option to acquire the Chevron Property, and $85,097 in organizing the Company and filing a registration statement on Form S-1. We incurred a total of $98,357 in expenses as of November 30, 2008.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of sufficient funds and short operating history incurring only expenses, and no revenues, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor in their audit report have stated that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, all our cash has been raised from the issuance of securities.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire another mineral property or a target company or business. We lost our right to acquire the Chevron Claims, which was our only property. In order for us to acquire another mineral property or a target company or business we will need to obtain additional financing. As of November 30, 2008, we had cash in the amount of $14,310, and current liabilities of $12,667. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because our sole executive officer and director does not have formal training specific to the mining industry, there is a higher risk our business will fail.

Mr. Mal Bains, our sole executive officer and director, does not have any formal training as a geologist, or in the technical aspects of management of a company specializing in mining and exploration for base and precious metals. With no direct formal training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Mr. Bains has no business experience with exploration companies, his decisions and choices may not take into account standard exploration or mining approaches commonly used in the industry. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan should we decide to acquire a mineral property. If we decide to acquire a mineral property, we will have to rely on the technical services of others with expertise in geological exploration. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because our sole executive officer and director has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Mal Bains, our sole executive officer and director, is also a principal of M. Bains Financial Inc., a private British Columbia consulting company providing insurance broker and financial services. Because we are in the early stages of our business, Mr. Bains devotes approximately 10 to 15 hours per week to our affairs. If the demands of our business require the full business time of Mr. Bains, he is prepared to adjust his timetable to devote up to 20 hours a week. However, Mr. Bains may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Bains' other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Bains' time may lead to a divergence between his interests and the interests of other shareholders.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Mal Bains, our sole executive officer and director. Mr. Bains has worked in the financial industry for 16 years. We believe that the loss of Mr. Bains' business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We lost our sole asset which was a Property Option Agreement and we lost the right to acquire any interest in and to the Chevron Property.

We lost our right to exercise an option to acquire a 100% interest in and to the Chevron Claims from Mr. Carl von Einsiedel, including any payments previously made to Mr. von Einsiedel. The Property Option Agreement was our sole asset and when we lost the contractual rights to acquire the Chevron Property, we now have no assets and you may lose all your investment. We are dependent on management's expertise and experience to identify and evaluate potential business opportunities. There is no assurance that management will identify and successfully negotiate the acquisition of any potential properties or assets, or any interests therein, nor that any such opportunities or businesses acquired will be profitable.

Because we have nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

Rule 12b-2 of the Exchange Act defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset therefore, we are defined as a shell company. SEC rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. SEC rules regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If and when we cease to be a shell company, we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

The SEC adopted a new Rule 144 effective February 15, 2008, which makes resale of restricted securities by shareholders of a shell company more difficult. The new Rule 144 cannot be relied upon for the resale of securities of a shell company, and may be relied upon to sell securities of a former shell company only if all of the following conditions are met: the issuer has ceased to be a shell company; the issuer is subject to the reporting requirements of the Exchange Act; the issuer has filed all Exchange Act reports required for the past 12 months; and at least one year has elapsed from the time that the issuer filed current Form 10 information on Form 8-K changing its status to a non-shell company.

Because our sole executive officer and sole director, Mr. Mal Bains, controls approximately 51% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Mal Bains are inconsistent with the best interests of other stockholders.

Mr. Mal Bains, our sole executive officer and sole director, controls approximately 51% of our issued and outstanding shares of common stock. The interests of Mr. Bains may not be, at all times, the same as that of other shareholders. Since Mr. Bains is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Bains exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Bains will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Sungro with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Bains may also have the effect of delaying, deferring or preventing a change in control of Sungro, which may be disadvantageous to minority shareholders.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Our Form S-1 Registration Statement filed on February 22, 2008, registered for resale 4,750,000 shares of our common stock held by our selling shareholders, which represents 48.7% of the common shares outstanding. The offer or sale of a large number of shares at any price may cause the market price to fall.

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Sungro's common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealer's presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for Sungro's common stock and may limit the ability of investors in this offering to sell Sungro's common stock in the secondary market.

The limited public market for Sungro's common stock may limit the ability of shareholders to sell their shares.

There has been only a limited public market for Sungro's common stock. An active trading market for Sungro's stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of Sungro's common stock may decline as the result of announcements by Sungro or its competitors, variations in Sungro's results of operations, and market conditions in the real estate and Internet industries in general.

Rules of the Securities and Exchange Commission concerning late report filings

Sungro's common stock is quoted on the OTC Bulletin Board. FINRA Rule 6530 provides that OTC Bulletin Board issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTC Bulletin Board. In order to regain eligibility under this rule, the issuer would need to timely file all of its annual and quarterly reports due in a one year period. We have not been late in filing our quarterly and annual reports.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any property as we lost our interest to acquire the Chevron Claims.

Currently, we are not paying any monthly rent for our office space located at 7445 132nd Street, Suite 2008, Surrey, British Columbia.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 2, 2009, there were approximately 41 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGM". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on September 24, 2008. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 29, 2008	not applicable	not applicable
May 31, 2008	not applicable	not applicable
Aug. 31, 2008	not applicable	not applicable
Nov. 30, 2008	$0	$0

The price at which the Company's common stock was last sold was $0.02 per share in September 2007.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933, during the last three years. Unless otherwise indicated, no underwriters were involved in such transactions.

On August 15, 2007, we issued an aggregate of 5,000,000 shares of common stock to Mal Bains, our sole director and officer, at a price of $0.001 per share. We received $5,000 from this offering. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. The securities sold were acquired for investment purposes only and without a view to distribution. At the time the shares were purchased, Mr. Bains was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchaser acquired the securities for his own account.

On September 18, 2007, we issued 4,750,000 shares of common stock to 40 purchasers at $0.02 per share pursuant to Regulation S of the Securities Act. The purchasers represented to us that they were non-US persons, as defined in Regulation S, and that their intentions to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Annual Report on Form 10-K, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Financial Condition

As of November 30, 2008, Sungro had total assets of $14,310 and total liabilities of $12,667 for a net working capital of $1,643. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire another mineral property or a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

Based on the nature of Sungro's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that it lost its only property and will need to acquire another mineral property or a target company or business before Sungro will generate revenue or be profitable. Sungro's future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  Sungro's ability to raise additional funding;

  Sungro's ability to identify and successfully negotiate the acquisition of any potential properties or assets; and

  such opportunities or businesses acquired will be profitable.

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

Liquidity

Sungro's internal sources of liquidity will be loans that may be available to Sungro from management. Although Sungro has no written arrangements with its sole director and officer, Sungro expects that the sole director and officer will provide Sungro with internal sources of liquidity, if it is required.

Sungro's external sources of liquidity will be private placements for equity conducted outside the United States. During the fiscal year ended November 30, 2008, Sungro did not complete any definitive arrangements for any external sources of liquidity.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing. If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2008, Sungro had total assets of $14,310 and total liabilities of $12,667 for a net working capital of $1,643, compared with a net working capital of $73,605 as of November 30, 2007. The assets are comprised of cash of $14,310. The liabilities consisted mainly of accounting, audit and legal fees.

Sungro's current cash is not sufficient to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage Sungro's expenses and payments to preserve cash until Sungro is profitable, otherwise additional financing must be arranged. Specifically, such cash management actions include donation of office space and services by Sungro's sole director and officer.

Results of Operations

We did not earn any revenues for the fiscal year ended November 30, 2008 and from inception on August 10, 2007 to November 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $26,395 since inception on August 10, 2007 to November 30, 2007, and total expenses in the amount of $71,962 during this fiscal year ended November 30, 2008. These expenses comprised mainly of $9,987 in mineral property costs, and $16,180 in accounting and legal expenses for the three months ended November 30, 2007; and $3,273 in mineral property costs, and $63,463 in accounting and legal expenses during this fiscal year ended November 30, 2008.

Off-Balance Sheet Arrangements

Sungro has no off-balance sheet arrangements.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Form 10-Q; and any current reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

Sungro Minerals Inc.
(An Exploration Stage Company)

Financial Statements

November 30, 2008 and 2007

(Presented In US Dollars)

Sungro Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Presented in US Dollars)

As at November 30	2008	2007

Assets
Current
Cash	$14,310	$91,769

Liabilities
Current
Accounts payable and accrued liabilities	$12,667	$18,164

Stockholders' Equity
Capital stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,750,000 common shares	9,750	9,750
Additional paid-in capital	90,250	90,250
Deficit accumulated during the exploration stage	(98,357)	(26,395)
	1,643	73,605
	$14,310	$91,769

Nature of operations and going concern (Note 1)
Commitments (note 3)

 Approved by the sole director:

/s/ Mal Bains                           Director

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity
(Presented in US Dollars)

For the Period from August 10, 2007 (Inception) to November 30, 2008

	Common stock
				Deficit
				accumulated
			Additional	during	Total
	Number of		paid-in	exploration	stockholders'
	shares	Amount	capital	stage	equity

Issuance of common stock for
cash at $0.001 per share	5,000,000	$5,000	$-	$-	$5,000
Issuance of common stock for
cash at $0.02 per share	4,750,000	4,750	90,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	9,750,000	9,750	90,250	(26,395)	73,605
Net loss for the year	-	-	-	(71,962)	(71,962)
Balance, November 30, 2008	9,750,000	$9,750	$90,250	$(98,357)	$1,643

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Presented in US Dollars)

	Cumulative
	Amounts from		Period from
	Inception to	Year Ended	Inception to
	November 30	November 30	November 30
	2008	2008	2007

General and administrative expenses
Accounting and legal	$79,643	$63,463	$16,180
Bank charges and interest	167	136	31
Foreign exchange (gain) loss	(180)	(377)	197
Office and sundry	847	847	-
Transfer agent fee	4,620	4,620	-
	85,097	68,689	16,408
Mineral property expenses
Acquisition	2,438	-	2,438
Geological consulting	7,273	3,273	4,000
Travel and transportation	3,549	-	3,549
	13,260	3,273	9,987
Net and comprehensive loss	$98,357	$71,962	$26,395

Basic and diluted loss per common share		$0.01	$0.00

Weighted average number of
basic and diluted common shares outstanding		9,750,000	5,627,451

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Presented in US Dollars)

	Cumulative
	Amounts from		Period from
	Inception to	Year Ended	Inception to
	November 30	November 30	November 30
	2008	2008	2007

Cash flows from operating activities
Net loss	$(98,357)	$(71,962)	$(26,395)
Change in accounts payable and accrued liabilities	12,667	(5,497)	18,164
	(85,690)	(77,459)	(8,231)

Cash flows from financing activity
Issuance of capital stock for cash	100,000	-	100,000

Net change in cash	14,310	(77,459)	91,769

Cash, beginning of period	-	91,769	-

Cash, end of period	$14,310	$14,310	$91,769

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Notes to the Financial Statements
(Presented in US dollars)

November 30, 2008 and 2007

1.   Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $71,962 for the year ended November 30, 2008, and has an accumulated deficit of $98,357. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.   Significant Accounting Policies

a)   Exploration Stage Company

The Company is considered to be in the exploration stage. The Company is devoting substantially all of its present efforts to exploring and identifying mineral properties suitable for development.

b)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

c)   Mineral Property Exploration

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mineral properties. Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

d)   Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS 143. This standard requires recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. Such asset retirement cost must be recognized at fair value, when a reasonable estimate of fair value can be made, in the period in which it is incurred, added to the carrying value of the asset and amortized into income on a systematic basis over its useful life.

As at November 30, 2008 the Company does not have any asset retirement obligations.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Presented in US dollars)

November 30, 2008 and 2007

2.   Significant Accounting Policies (continued)

e)   Foreign Currency Translation

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)      monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)      non-monetary assets at historical rates; and

iii)      revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

f)    Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as there are no common stock equivalents at November 30, 2008.

g)   Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

h)   Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides an allowance against deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Effective December 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, which requires that the Company recognize in the financial statements, the impact of a tax position if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position. The adoption of FIN 48 had no impact on the Company's financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Presented in US dollars)

November 30, 2008 and 2007

2.   Significant Accounting Policies (continued)

i)    Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

j)    Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements."

As at November 30, 2008, the Company had no revenues to report.

k)   Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

l)    Recently Adopted Accounting Pronouncements

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

3.   Mineral Property

On September 6, 2007, the Company entered into an agreement (the "Agreement") with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia. To earn the 100% interest, the Company, at its option, must make payments totaling $100,700 (Cdn$100,000) over a four year period, of which $2,438 (Cdn$2,500) has been paid as of August 31, 2008. The vendor of the mineral claims (the "Vendor") will retain a 2% net smelter return royalty ("NSR"). The Company will have the right to purchase up to 50% of the NSR (representing a 1% NSR) for $941,600 (Cdn$1,000,000) at any time.

As of November 30, 2008 the Company has not made all of the payments required under the Agreement and lost the right to exercise the option.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Presented in US dollars)

November 30, 2008 and 2007

4.   Capital Stock

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

5.   Financial Instruments

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

6.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30	2008	2007

Loss before income taxes	$(71,962)	$(26,395)

Income tax recovery at statutory rate - 15%	10,794	3,960
Unrecognized benefit of operating losses	(10,794)	(3,960)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2008	2007

Operating losses carried forward	$14,754	$3,960
Valuation allowance	(14,754)	(3,960)
	$-	$-

At November 30, 2008 the Company has available net operating losses of approximately $98,000 which may be carried forward to apply against future taxable income. These losses will expire in 2028. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

We failed to make the necessary payments to keep in good standing the option to acquire the Chevron Claims, and we have lost the right to exercise this option, which is our only property. We failed to make a payment of $8,109 which was payable on September 7, 2008 and another payment of $2,027 which was payable on October 4, 2008. See Item 1 Business of this annual report for more information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers And Directors

The following table sets forth the directors and executive officers of our Company, their ages, term served and all officers and positions with our Company. Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified.

Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity.

Name and Address of Director	Age	Position
Mal Bains Surrey, British Columbia	38	Director and President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our current executive officers and directors:

Mal Bains has been a Director and President of the Company since August 10, 2007. Mr. Bains has been involved in the financial industry for the past 16 years. Mr. Bains is a financial planner, specializing in insurance broker and a principal of M. Bains Financial Inc. Mr. Bains does not have professional training or technical credentials in the exploration, development and/or operations of metal mines. Mr. Bains has to rely on the technical services of others with expertise in geological exploration should we decide to acquire a mineral property. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

During our early stages of business development, our President intends to devote approximately 10 to 15 hours per week of his time to our business. If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operation, he is prepared to adjust his timetable to devote up to 20 hours a week on our business in furtherance of our plan of operation. However, Mr. Bains may not be able to devote sufficient time to the management of our business, as and when needed.

Committees of the Board of Directors

The functions of the audit committee are currently carried out by our Board of Directors. We do not have an audit committee or financial expert on our Board carrying out the duties of the audit committee. Our Board has determined that we do not need such an expert because we are a start-up exploration company and have no revenue. The cost of hiring a financial expert to act as a director of Sungro and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company. A copy of the code of ethics is filed with the SEC as an exhibit to the Company's Form S-1 filed on February 22, 2008. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, the Company is not aware of any Reporting Persons that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Involvement in certain legal proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Indemnification

Our Bylaws and sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

To the extent that indemnification may be related to liability arising under the Securities Act, the Securities and Exchange Commission takes the position that indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Significant Personnel

We have no significant personnel other than our officers and directors. We presently rely on consultants and other third party contractors to perform administrative and geological services for the Company. We have no formal contracts with any of these consultants and contractors.

Nominating Committee

We do not have a standing nominating committee, our Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

To date, our sole director does not currently receive and has never received any compensation for serving as a director of the Company. In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers. Presently, there are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan. However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the period ended November 30, 2008, by Mr. Mal Bains, our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock & Option Awards ($)	Total ($)
Mal Bains President, Secretary and Treasurer	Nov. 30, 2008	None	None	None	None
	Nov. 30, 2007	None	None	None	None

Presently, we do not pay our sole director or officers any salary or consulting fees.

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Compensation Committee

We do not have a compensation committee. The functions of the compensation committee are currently carried out by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders	Nil	Not Applicable	Nil
Equity compensation plans not previously approved by security holders	Nil	Not Applicable	Nil

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February __, 2009 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mal Bains Surrey, British Columbia, Canada President, Secretary & Treasurer and Director	Common	5,000,000	51.3%
All officers & directors as a group	Common	5,000,000	51.3%

(1) The percentage of class is based on 9,750,000 shares of common stock outstanding as of the date hereof.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of Sungro's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which Sungro was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of Sungro's total assets at year end for the last two completed fiscal years

We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. Bains, will be available for any specific length of time in the future. Mr. Bains anticipates initially devoting up to approximately 10 to 15 hours a week of his business time to the affairs of our Company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. Bains is prepared to devote up to 20 hours a week in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our Company would be determined if and when such arrangements become necessary.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

Mal Bains is our sole executive officer and director. Our sole director is not independent, pursuant to the definition of an "independent director" set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the issuer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the issuer's stock will not preclude a director from being independent.

We do not have a compensation committee, nominating committee or audit committee, the functions of these committees are performed by our sole director.

The Company is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2008 and 2007 by MacKay LLP were as follows:

	Year ended Nov. 30, 2008	Year ended Nov. 30, 2007
Audit Fees	$8,850	$0
Audit-Related Fees	$6,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.1	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.1	Property Option Agreement dated September 1, 2007 between Mr. Carl von Einsiedel and Sungro Minerals Inc., whereby Sungro has an option to acquire a 100% interest in and to the Chevron Property		S-1	10.1	02/22/08
10.2	Amendment to Property Option Agreement dated October 15, 2007 between Mr. Carl von Einsiedel and Sungro		S-1	10.2	02/22/08
10.3	Geologist Consulting Agreement dated September 6, 2007 between Foremost Geological Consulting and Sungro		S-1	10.3	02/22/08
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SUNGRO MINERALS INC.
Date: March 2, 2009	By: /s/ Mal Bains Mal Bains, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.
Date	Signature	Title
Date: March 2, 2009	/s/ Mal Bains Mal Bains	Director, President and Treasurer