Form 10-K/A
period 2008-11-30
Sungro Minerals Inc.
filed 2009-03-03
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Sungro Minerals Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 is being filed to attach Sungro's report of independent public accountant that was inadvertently omitted from the Form 10-K that was filed with the SEC on March 2, 2009.

This amendment has no impact on the financial statements of the registrant for the fiscal year ended November 30, 2008. Besides the said disclosures, no other changes have been made to the Form 10-K for the fiscal year ended November 30, 2008.

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES
CHARTERED ACCOUNTANTS MacKay LLP	1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Sungro Minerals Inc.
(an Exploration Stage Company)

We have audited the balance sheets of Sungro Minerals Inc. (an Exploration Stage Company) as at November 30, 2008 and 2007 and the statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and the period from incorporation on August 10, 2007 to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from incorporation on August 10, 2007 to November 30, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, Canada February 19, 2009	"MacKay LLP" Chartered Accountants

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