Form 10-Q
period 2009-02-28
Sungro Minerals Inc.
filed 2009-04-14
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2009
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at April 14, 2009: 9,750,000

Sungro Minerals Inc.
(An Exploration Stage Company)

Financial Statements
(Unaudited - Prepared by Management)

February 28, 2009

(Presented In US Dollars)

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Balance Sheets
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	February 28	November 30
	2009	2008
	(Unaudited)	(Audited)

Assets
Current
Cash	$7,613	$14,310

Liabilities
Current
Accounts payable and accrued liabilities	$16,026	$12,667

Stockholders' Equity
Capital stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,750,000 common shares	9,750	9,750
Additional paid-in capital	90,250	90,250
Deficit accumulated during the exploration stage	(108,413)	(98,357)
	(8,413)	1,643
	$7,613	$14,310

Nature of operations and going concern (Note 1)

Approved by the sole director:

/s/ Mal Bains                                        Director

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
(Unaudited - Prepared by Management)
(Presented in US Dollars)

For the Period from August 10, 2007 (Inception) to February 28, 2009

	Common stock
				Deficit
				accumulated
			Additional	during	Total
	Number of		paid-in	exploration	stockholders'
	shares	Amount	capital	stage	equity

Issuance of common stock for
cash at $0.001 per share	5,000,000	$5,000	$-	$-	$5,000
Issuance of common stock for
cash at $0.02 per share	4,750,000	4,750	90,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	9,750,000	9,750	90,250	(26,395)	73,605
Net loss for the year	-	-	-	(71,962)	(71,962)
Balance, November 30, 2008	9,750,000	9,750	90,250	(98,357)	1,643
Net loss for the period	-	-	-	(10,056)	(10,056)
Balance, February 28, 2009	9,750,000	$9,750	$90,250	$(108,413)	$(8,413)

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months	Three Months	Period from
	Ended	Ended	Inception to
	February 28	February 29	February 28
	2009	2008	2009

General and administrative expenses
Accounting and legal	$12,016	$26,652	$91,659
Bank charges and interest	51	71	218
Foreign exchange loss (gain)	69	399	(111)
Office and sundry	-	-	847
Transfer agent fee	(2,080)	-	2,540
	10,056	27,122	95,153
Mineral property expenses
Acquisition	-	-	2,438
Geological consulting	-	-	7,273
Travel and transportation	-	-	3,549
	-	-	13,260
Net and comprehensive loss	$(10,056)	$(27,122)	$(108,413)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of basic and
diluted common shares outstanding	9,750,000	9,750,000

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
(Presented in US Dollars)

	Three Months	Three Months	Period from
	Ended	Ended	Inception to
	February 28	February 28	February 28
	2009	2008	2009

Cash flows from operating activities
Net loss	$(10,056)	$(27,122)	$(108,413)
Change in accounts payable and accrued liabilities	3,359	(3,725)	16,026
	(6,697)	(30,847)	(92,387)

Cash flows from financing activities
Issuance of capital stock for cash	-	-	100,000

Net change in cash	(6,697)	(30,847)	7,613

Cash, beginning of period	14,310	91,769	-

Cash, end of period	$7,613	$60,922	$7,613

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

February 28, 2009

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

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

3.       Mineral Property

On September 6, 2007, the Company entered into an agreement (the "Agreement") with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia. To earn the 100% interest, the Company, at its option, must make payments totaling $100,700 (Cdn$100,000) over a four year period, of which $2,438 (Cdn$2,500) has been paid to date. The vendor of the mineral claims (the "Vendor") will retain a 2% net smelter return royalty ("NSR"). The Company will have the right to purchase up to 50% of the NSR (representing a 1% NSR) for $941,600 (Cdn$1,000,000) at any time.

As of November 30, 2008 the Company had not made all of the payments required under the Agreement and lost the right to exercise the option.

Sungro Minerals Inc.
 (An Exploration Stage Company)
 Notes to the Interim Financial Statements
(Unaudited - Prepared by Management)
(Presented in US dollars)

February 28, 2009

4.       Capital Stock

a)       Authorized

Authorized capital stock consists of 75,000,000 common shares with a par value of $0.001 per share.

b)       Share Issuances

During the period ended November 30, 2007, the Company issued 5,000,000 common shares for gross proceeds of $5,000 to the Company's president and sole director.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this quarterly report on Form 10-Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in its Annual Report on Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Risk Factors

An investment in Sungro's common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Sungro's Form 10-K filed with the SEC on March 2 and 3, 2009.

Financial Condition

As of February 28, 2009, Sungro had total assets of $7,613 and total liabilities of $16,026 for a net working capital deficiency of $8,413. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire another mineral property or a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

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

Sungro's external sources of liquidity will be private placements for equity conducted outside the United States. During the three months ended February 28, 2009, Sungro did not complete any definitive arrangements for any external sources of liquidity.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing. If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of February 28, 2009, Sungro had total assets of $7,613 and total liabilities of $16,026 for a net working capital deficiency of $8,413, compared with a net working capital of $1,643 as of November 30, 2008 (a decrease of $10,056). The assets are comprised of cash. The liabilities consisted mainly of accounting, audit and legal fees.

Sungro does not have sufficient cash to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage Sungro's expenses and payments to preserve cash until Sungro is profitable, otherwise additional financing must be arranged. Specifically, such cash management actions include donation of office space and services by Sungro's sole director and officer.

Results of Operations

We did not earn any revenues for the three months ended February 28, 2009 and from inception on August 10, 2007 to February 28, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses and a loss in the amount of $10,056 for the three months ended February 28, 2009, compared to total expenses and a loss of $27,122 for the three months ended February 29, 2008 (a decrease of $17,066). These expenses comprised mainly of accounting and legal expenses of $12,016 for the three months ended February 28, 2009, and for the three months ended February 29, 2008 the accounting and legal expenses were $26,652.

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
SUNGRO MINERALS INC.
Date: April 14, 2009	By: /s/ Mal Bains Mal Bains Director, President and Treasurer