Form 10-Q
period 2009-05-31
Sungro Minerals Inc.
filed 2009-07-14
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-53157

SUNGRO MINERALS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7445 132nd Street, Suite 2008, Surrey, British Columbia V3W 5S8
(Address of principal executive offices) (Zip Code)

(604) 681-3611
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,750,000 shares of common stock issued and outstanding as of July 8, 2009

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 9 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
  risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Sungro” mean Sungro Minerals Inc., unless otherwise stated.

Sungro Minerals Inc.
(An Exploration Stage Company)

Interim Financial Statements
(Unaudited – Prepared by Management)

May 31, 2009
(Presented In US Dollars)

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Balance Sheets
(Unaudited – Prepared by Management)
(Presented in US Dollars)

	May 31	November 30
	2009	2008
	(Unaudited)	(Audited)

Assets
Current
Cash	$299	$14,310

Liabilities
Current
Accounts payable and accrued liabilities	$18,864	$12,667

Stockholders' Equity (Deficit)
Capital stock (Note 4)
Authorized:
375,000,000 common shares, par value $0.001 per share
Issued and outstanding:
48,750,000 common shares	48,750	48,750
Additional paid-in capital	51,250	51,250
Deficit accumulated during the exploration stage	(118,565)	(98,357)
	(18,565)	1,643

	$299	$14,310

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statement of Stockholders' Deficit
(Unaudited – Prepared by Management)
(Presented in US Dollars)

For the Period from August 10, 2007 (Inception) to May 31, 2009

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number of		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock for
cash at $0.0002 per share	25,000,000	$25,000	$(20,000)	$-	$5,000
Issuance of common stock for
cash at $0.004 per share	423,750,000	23,750	71,250	-	95,000
Net loss for the period	-	-	-	(26,395)	(26,395)
Balance, November 30, 2007	48,750,000	48,750	51,250	(26,395)	73,605
Net loss for the year	-	-	-	(71,962)	(71,962)
Balance, November 30, 2008	48,750,000	48,750	51,250	(98,357)	1,643
Net loss for the period	-	-	-	(20,208)	(20,208)
Balance, May 31, 2009	48,750,000	$48,750	$51,250	$(118,565)	$(18,565)

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statements of Operations and Comprehensive Loss
(Unaudited – Prepared by Management)
(Presented in US Dollars)

					Period from
					Inception to
	Three Months Ended May 31		Six Months Ended May 31		May 31
	2009	2008	2009	2008	2009

General and administrative expenses
Accounting and legal	$6,193	$26,764	$18,209	$53,416	$97,852
Bank charges and interest	18	22	69	93	236
Foreign exchange loss (gain)	1,686	(106)	1,755	293	1,575
Office and sundry	2,255	124	2,255	124	3,102
Transfer agent fees (recovery)	-	975	(2,080)	975	2,540
	10,152	27,779	20,208	54,901	105,305

Mineral property expenses
Acquisition	-	-	-	-	2,438
Geological consulting	-	-	-	-	7,273
Travel and transportation	-	-	-	-	3,549
	-	-	-	-	13,260

Net and comprehensive loss	$(10,152)	$(27,779)	$(20,208)	$(54,901)	$(118,565)

Basic and diluted loss per common
share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of basic and
diluted common shares outstanding	48,750,000	48,750,000	48,750,000	48,750,000

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited – Prepared by Management)
(Presented in US Dollars)

					Period from
					Inception to
	Three Months Ended May 31		Six Months Ended May 31		May 31
	2009	2008	2009	2008	2009

Cash flows from operating activities
Net loss	$(10,152)	$(27,779)	$(20,208)	$(54,901)	$(118,565)
Change in accounts payable and
accrued liabilities	2,838	(1,666)	6,197	(5,391)	18,864
	(7,314)	(29,445)	(14,011)	(60,292)	(99,701)

Cash flows from financing activities
Issuance of capital stock for cash	-	-	-	-	100,000

Net (decrease) increase in cash	(7,314)	(29,445)	(14,011)	(60,292)	299

Cash, beginning of period	7,613	60,922	14,310	91,769	-

Cash, end of period	$299	$31,477	$299	$31,477	$299

Supplemental cash flow information
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited – Prepared by Management)
(Presented in US dollars)

May 31, 2009

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

3.	Mineral Property

On September 6, 2007, the Company entered into an agreement (the “Agreement”) with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia.

As of November 30, 2008 the Company had not made all of the payments required under the Agreement and lost the right to exercise the option.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited – Prepared by Management)
(Presented in US dollars)

May 31, 2009

4.	Capital Stock

	a)	Authorized

Authorized capital stock consists of 375,000,000 common shares with a par value of $0.001 per share.

	b)	Share Issuances

During the period ended November 30, 2007, the Company issued 5,000,000 common shares for gross proceeds of $5,000 to the Company’s president and sole director.

During the period ended November 30, 2007, the Company issued 4,750,000 common shares for gross proceeds of $95,000.

On July 6, 2009, subject to regulatory approval, the Company approved a five-for-one forward stock split of the Company’s authorized and outstanding shares of common stock. All outstanding share amounts have been retroactively adjusted to reflect the stock split.

5.	Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, acquiring an option to acquire three mineral claims called the Chevron Claims in northern British Columbia and engaging a geologist to develop a work program on the Chevron Claims. We failed to make the necessary payments to keep in good standing the option to acquire the Chevron Claims, and subsequently lost the right to exercise this option, which was our only property. Our company has not generated revenues since inception has accumulated losses of $118,565 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

We are currently seeking opportunities in the oil and gas and mining industries. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Recent Corporate Developments

Since the commencement of our fiscal quarter ended May 31, 2009, we have experienced the following significant corporate developments:

1.

In June, 2009 we entered into discussions with Powder River Basin Oil and Gas Holdings Corp. ("Powder River") a private Nevada company, for the acquisition of a working interest in a 1580- Acre area known as the Solomon's Ridge Prospect located in Converse County, Wyoming. The negotiations with Powder River are in the preliminary stages and Sungro has not yet reached final terms on the proposed acquisition. Any agreement between the parties will be subject to completion of a definitive agreement between the parties with customary representations and warranties and satisfactory completion of both parties' due diligence review. There is no assurance that the parties will reach a definitive agreement regarding the acquisition of an interest in the prospect as planned or at all.

2.

In July, 2009 Sungro approved a five-for-one forward stock split of the Company's common stock. The record date for the forward split is the close of business on July 6, 2009. The Company will announce the effective date of the forward split upon receipt of final approval from FINRA, which is expected to be in July, 2009. The new shares are expected to be issued by the Company's transfer agent when certificates are physically surrendered, by replacing each share surrendered with 5 new shares, or if part of the DTC System, shares will be automatically adjusted for on the same basis.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended May 31, 2009 which are included herein.

Our operating results for the three and six month periods ended May 31, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenue	$-	-	-	-
Operating Expenses	10,152	27,779	20,208	54,901
Net Loss	$(10,152)	(27,779)	(20,208)	(54,901)

Revenues

We did not earn any revenues for the three months ended May 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three and six month periods ended May 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	May 31		May 31
	2009	2008	2009	2008
Professional fees	$6,193	$26,764	$18,209	$53,416
Bank charges and interest	18	22	69	93
Foreign exchange loss (gain)	1,686	(106)	1,755	293
Office and sundry	2,255	124	2,255	124
Transfer agent fees (recovery)	-	975	(2,080)	975
Total	$10,152	$27,779	$20,208	$54,901

General and Administrative

The decrease in our general and administrative expenses for the three month and six month periods ended May 31, 2009 compared to the comparative periods ended May 31, 2008 was primarily due to a decrease in professional fees. Professional fees decreased primarily due to the fact that during the period ended May 31, 2009 the Company was not incurring further professional fees associated with the filing and preparation of the Company’s registration statement on Form S-1.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements. Legal expenses will be ongoing during fiscal 2009 due to our continuing reporting obligations under the Securities Exchange Act of 1934 and Canadian National Instrument 51-102.

Liquidity and Capital Resources

Working Capital

			Percentage
	May 31,	November	Increase
	2009	30, 2008	(Decrease)
Current Assets	$299	$14,310	(97.9%	)
Current Liabilities	$18,864	$12,667	48.9%
Working Capital (Deficiency)	$(18,565)	$1,643	1,029.9%

Cash Flows

			Percentage
	Six Months Ended May 31		Increase /
	2009	2008	(Decrease)
Cash Used in Operating Activities	$(14,011)	$(60,292)	(76.8%	)
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$-	$-	N/A
Net (Decrease) in Cash	$(14,011)	$(60,292)	(76.8%	)

We anticipate that we will incur approximately $60,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of ($14,011) during the six month period ended May 31, 2009 and ($60,292) during the six month period ended May 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

No cash was used or provided in investing activities during the six month period ended May 31, 2009.

Cash Provided by Financing Activities

No cash was used or provided in financing activities during the six month period ended May 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 9,750,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2009, our company has accumulated losses of $118,565 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of shares of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties

We are an exploration stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer shares of our common stock and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of shares of our common stock may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of shares of our common stock which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing shares of our common stock to shareholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of shares of our common stock owned by existing shareholders and may result in a change in the control of our company and our management.

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

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of shares of our common stock to fluctuate substantially. These fluctuations may adversely affect the trading price of shares of our common stock.

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

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, this officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
3.2	Bylaws (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
10.1

Property Option Agreement dated September 1, 2007 between Mr. Carl von Einsiedel and Sungro Minerals Inc., whereby Sungro has an option to acquire a 100% interest in and to the Chevron Property (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)

10.2	Amendment to Property Option Agreement dated October 15, 2007 between Mr. Carl von Einsiedel and Sungro (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
10.3	Geologist Consulting Agreement dated September 6, 2007 between Foremost Geological Consulting and Sungro (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
14.1	Code of Ethics (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGRO MINERALS INC.

By

/s/ Mal Bains
Mal Bains
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: July 9, 2009