Form 10-Q
period 2009-08-31
Sungro Minerals Inc.
filed 2009-11-19
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-53157

SUNGRO MINERALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546544
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
111 Airport Rd. – Unit 5, Warwick, RI  02889
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:   401- 648-0805

7445 132nd Street, Suite 2008, Surrey, British Columbia, V3W 5S8

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,750,000 shares of common stock issued and outstanding as of November 13, 2009

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 14 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•	other risks and uncertainties related to our business strategy.

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEET

ASSETS
	August 31, 2009	November 30, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$69,058	$14,310
TOTAL CURRENT ASSETS	69,058	14,310

	$69,058	$14,310

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,892	$12,667
Note payable - officer	22,685	-
TOTAL CURRENT LIABILITIES	46,577	12,667

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 48,750,000 shares issued and outstanding (1)	48,750	48,750
Common stock to be issued, $0.001 par value, 133,333 shares	133	-
Additional paid-in capital	166,113	51,250
Deficit accumulated during the exploration stage	(192,515)	(98,357)
TOTAL STOCKHOLDERS' DEFICIT	22,481	1,643

	$69,058	$14,310

(1) Adjusted for 5:1 forward stock split on July 6, 2009

See notes to unaudited financial statements

F-2

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited

	Common Stock		Additional	Deferred		Total
	($.001 par value)		Paid-In	Equity Finance	Accumulated	Stockholders'
	Shares	Amount	Capital	Costs	Deficit	Deficit

Balance, August 10, 2007 (Inception)	-	-	-	-	-	-

Issuance of stock for:
Subscription Agreement - $0.001 per share		5,000	$-	$-	$-	$5,000
Subscription Agreement - $0.02 per share		4,750	90,250	-	-	95,000
Conversion of loans		-	-	-	-	-
Compensation		-	-	-	-	-
Acquisitions		-	-	-	-	-
Exercise of warrant		-	-	-	-	-
Beneficial conversion		-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-
Issuance of stock for settlements		-	-	-	-	-

Net loss	-	-	-	-	(26,395)	(26,395)

Balance, November 30, 2007	9,750,000	$9,750	$90,250	$-	$(26,395)	$73,605

Net loss	-	-	-	-	(71,962)	(71,962)

Balance, November 30, 2008	9,750,000	$9,750	$90,250	$-	$(98,357)	$1,643

Issuance of stock for:
Adjustment for 5:1 forward stock split	39,000,000	39,000	(39,000)	-	-	-
Additional paid in capital contributed by stockholder		-	14,996	-	-	14,996
Net loss	-	-	-	-	(94,158)	(94,158)

Balance, August 31, 2009	48,750,000	$48,750	$66,246	$-	$(192,515)	$(77,519)

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			Cummulative amount
	For the Nine Months Ended August 31,		from August 10, 2007 through
	2009	2008	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,158)	$(91,627)	$(192,515)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in assets and liabilities:
Accounts payable and accrued expenses	11,225	17,310	23,892
Net cash used in operating activities	(82,933)	(74,317)	(168,623)

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by investor	14,996	-	14,996
Proceeds from private placement	100,000	100,000	200,000
Proceeds from notes payable - officer	22,685	-	22,685
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,681	100,000	237,681

NET INCREASE IN CASH	54,748	25,683	69,058

CASH - BEGINNING OF PERIOD	14,310	-	-

CASH - END OF PERIOD	$69,058	$25,683	$69,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-
Cash paid for interest	$-	$-

See notes to unaudited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
 For the nine months ended August 31, 2009 and 2008

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2008 included in the Company’s filing of Form 10K.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid short-term investments with a remaining maturity of three months or less when purchased to be cash equivalents and are carried at fair value.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

Accounts receivable and concentration of credit risk – The Company currently has no accounts receivable, no customers, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company commences operations that generate revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

Fair Value Measurements

Effective January 1, 2008, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

The Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the “FASB” requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2009 and November 30, 2008 with the exception of the note payable to officer.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of August 31, 2009 and November 30, 2008, the fair value short-term financial instruments, approximates book value due to their short-term duration.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Financial Accounting Standards Board (“FASB”) issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

Reclassifications - Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Impact of New Accounting Standards Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company. In preparing these financial statements, the Company evaluated events that occurred through the date of this filing for potential recognition or disclosure.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended August 31, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Mineral Properties

Sungro Minerals Inc. (the “Company”) has entered into a Mineral Agreement (the “Mineral Agreement”) dated August 27, 2009 with certain individual owners (the “Owners”) of 331 unpatented lode mining claims situated in Inyo County, California, known as the "Conglomerate Mesa Claims".  By mutual agreement between the Parties, the closing date has been extended to November 20, 2009. (See “Subsequent Events”)

On September 6, 2007, the Company entered into an agreement (the “Agreement”) with an unrelated party to acquire a 100% interest in certain mineral claims located near Telegraph Creek in northwestern British Columbia.

As of November 30, 2008 the Company had not made all of the payments required under the Agreement and lost the right to exercise the option.

5.	Note Payable Officer

During the quarter ended August 31, 2009, the Company received advances from its CEO, Mel Bains, personally advancing a total of $22,686, to cover certain filing, administrative, and other corporate costs. These advances are non-interest bearing and payable upon demand.

6.	Capital Stock

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

On July 6, 2009, subject to regulatory approval, the Company approved a five-for-one forward stock split of the Company’s authorized and outstanding shares of common stock. All outstanding share amounts have been retroactively adjusted to reflect the stock split. As a result of the forward split, there are 48,750,000 shares issued and outstanding as of August 31, 2009.

On July 28, 2009, the Company received $100,000 under a Subscription Agreement for 133,333 shares of Common Stock at a price of $0.75 per share.  As of August 31, 2009, the shares have not been issued and the issuance is recorded as common stock to be issued.

7.	Subsequent Events

    Since the completion of the fiscal quarter ended August 31, 2009, the Company has experienced the following significant corporate developments:

1.
Sungro Minerals Inc. (the “Company”) has entered into a Mineral Agreement (the “Mineral Agreement”) dated August 27, 2009 with certain individual owners (the “Owners”) of 331 unpatented lode mining claims situated in Inyo County, California, known as the "Conglomerate Mesa Claims". By mutual agreement between the Parties, the closing of the Mineral Agreement has been extended to November 20, 2009.  Under the terms of the Mineral Agreement, in consideration for the acquisition of the Conglomerate Mesa claims (the “Transaction”), we agreed to, among other things:

    (i)         pay the Owners: $200,000 upon closing of the transaction and a further amount of $150,000 on August 1, 2010, $200,000 on August 1, 2011, and installments of $250,000 commencing on August 1 of each year thereafter (subject to increase based on positive increases to the consumer price index),

    (ii)         issue an aggregate of 200,000 shares of the Company upon closing of the Transaction and issue a further 2,300,000 shares of the Company (to be issued in escrow) to the Owners in installments commencing on August 1, 2010 and on August 1 of each year thereafter, which issuance is subject to the Company obtaining a partial revocation order from the British Columbia Securities Commission in respect of current temporary cease trade order issued by the B.C. Commission in connection with the securities of the Company,

    (iii)         grant the Owners a production royalty consisting of 4% of the net smelter returns on sale proceeds received by us from the sale of minerals from the property, and

    (iv)         expend a minimum of $100,000 annually on exploring, prospecting or developing the property.
The Royalty may be reduced at the Owner’s option to 1.5% subject to receipt by the Owners of a feasibility study on the property and release from escrow of any escrowed securities of the Company to be issued to the Owners.

Closing of the Mineral Agreement is subject to the completion of a number of conditions, including: payment of the Closing Funds, the Company obtaining a partial revocation order from the B.C. Commission for the issuance of the securities, execution of all instruments or other documents required to transfer title to the claims to the Company, receipt of a title opinion reflecting ownership of the claims, and receipt of all required regulatory approvals. There is no assurance that the transaction will be completed as planned or at all.

2.	In September, 2009, and again in November 2009, the holders of the Conglomerate Mesa Claims signed extension agreements that provide for completion of the contract terms by November 20, 2009.

3.	In September, 2009, the Company appointed Erwin Vahlsing, Jr. as Chief Financial Officer.

4.	In October, 2009, the Company advanced payments pursuant to the Mineral Rights Agreement.

5.	In November, 2009, the Company appointed Erwin Vahlsing, Jr. as a Director.

6.	In November, 2009, the Company raised $110,000 from a Subscription Agreement from an unrelated party, and made additional payments under the Mineral Rights Agreement.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, acquiring an option to acquire (1) three mineral claims called the Chevron Claims in northern British Columbia and engaging a geologist to develop a work program on the Chevron Claims; and (2) negotiating the acquisition of the Conglomerate Mesa Claims and the development of the claims. We failed to make the necessary payments to keep in good standing the option to acquire the Chevron Claims, and subsequently lost the right to exercise this option, and have made partial payments on the Conglomerate Mesa Claims and expect to complete the payments before the end of November 2009.  Our company has not generated revenues since inception and has accumulated losses of $192,515 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

We are currently seeking opportunities in the oil, gas, and mining industries. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company.  In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge. We have currently negotiated a Mineral Agreement, but to date have not fulfilled the requirements of this agreement.  Unless we are able to fulfill the terms of the Mineral Agreement, we may lose this opportunity.  We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended August 31, 2009 which is included herein.

Our operating results for the three and nine month periods ended August 31, 2009 and 2008 are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,		Cumulative Amt from Aug 10, 2007
	2009	2008	2009	2008	to Aug 31, 2009
Operating expenses	$73,950	10,331	$94,158	65,232	$192,515
Net Loss	$(73,950)	(10,331)	$(94,158)	(65,232)	$(192,515)

Revenues

We did not earn any revenues for the three months ended August 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three and nine month periods ended August 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended		Cumulative Amt
	August 31,		August 31,		August 10, 2007 to
	2009	2008	2009	2008	August 31, 2009
General and administrative	$23,801	$7,505	$42,185	$62,020	$127,295
Bank charges and interest	18	20	87	113	254
Foreign exchange loss (gain)	(2,814)	(467)	(1,059)	(174)	(1,239)
Mineral claim maintenance and geological costs	52,945	3,273	52,945	3,273	66,205
Total	$73,950	$10,331	$94,158	$65,232	$192,515

General and Administrative

The increase in our general and administrative expenses for the three month and the decrease for the nine month periods ended August 31, 2009 compared to the comparative periods ended August 31, 2008 was primarily due to changes in professional fees. The increase in Professional fees for the three months ended August 31, 2009 are primarily due to legal fees incurred in connection with an investigation into “potential trading irregularities” by the British Columbia Securities Commission (BCSC) launched during the quarter. The decrease in Professional fees for the nine months ended August 31, 2009 is primarily due the Company was not incurring further professional fees associated with the filing and preparation of the Company’s registration statement on Form S-1.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements, and the representation of the Company before the BCSC in connection with the investigation of potential “trading irregularities”. Legal expenses will be ongoing during fiscal 2009 due to our continuing representation before the BCSC and our ongoing reporting obligations under the Securities Exchange Act of 1934 and Canadian National Instrument 51-102.

Liquidity and Capital Resources

Working Capital

			Percentage
	August 31,	November 30,	Increase /
	2009	2008	(Decrease)
Current Assets	$69,058	$14,310	382.6%
Current Liabilities	$46,577	$12,667	267.7%
Working Capital (Deficiency)	$22,481	$1,643	1,268.3%

Cash Flows

	Nine Months Ended August 31		Percentage Increase /
	2009	2008	(Decrease)
Cash Used in Operating Activities	$(82,933)	$(74,317)	(11.6	% )
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$137,681	$100,000	37.7%
Net Increase in Cash	$54,748	$25,683	113.2%

We anticipate that we will incur approximately $200,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 and our legal representation during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of ($82,933) during the nine month period ended August 31, 2009 and ($74,317) during the nine month period ended August 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

No cash was used or provided in investing activities during the nine month period ended August 31, 2009.

Cash Provided by Financing Activities

The Company raised $100,000 from a Subscription Agreement for our Common Stock during the nine month period ended August 31, 2009.

The Company raised $14,996 from a Shareholder who made direct payment of several vendor invoices during the nine month period ended August 31, 2009.  The shareholder declined any compensation for these payments, and they were recorded as Additional Paid in Capital.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 48,750,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2009, our company has accumulated losses of $192,515 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Because our Chief Executive Officer and sole director, Mr. Mal Bains, controls approximately 51% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Mal Bains are inconsistent with the best interests of other stockholders.

Mr. Mal Bains, our Chief Executive Officer and sole director, controls approximately 51% of our issued and outstanding shares of common stock. The interests of Mr. Bains may not be, at all times, the same as that of other shareholders. Since Mr. Bains is not simply a passive investor but was also our sole executive until the appointment of Mr. Erwin Vahlsing, Jr. as Chief Financial Officer.  Mr. Bains interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Bains exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Bains will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Sungro with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Bains may also have the effect of delaying, deferring or preventing a change in control of Sungro, which may be disadvantageous to minority shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 31, 2009 the Board of Directors appointed Erwin Vahlsing, Jr. as our Chief Financial Officer.  The appointment of Mr. Vahlsing is the first step in the process of improving our internal controls and financial reporting. Aside from this appointment, there were no other changes in our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In August, 2009, the Company was notified by the British Columbia Securities Commission (BCSC) of an inquiry into “pricing irregularities” of trades in the Company’s Commons Stock.  While the Company does not believe the claim has merit, the BCSC has imposed a Cease Trade Order affecting the trading of the Company’s in British Columbia, or by residents of British Columbia.  The Company cannot be certain of the outcome of these proceedings.

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
10.4
Mineral Rights Agreement dated August 27, 2009 between Mr. Steven Van Ert and Mr. Noel Cousins, and Sungro Minerals, Inc., whereby Sungro has the right to acquire a 100% interest in and to the claims known as the Conglomerate Mesa Claims (attached as an exhibit to Form 8K filed on September 3, 2009.

14.1	Code of Ethics (attached as an exhibit to our registration statement on Form S-1 filed on February 22, 2008)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGRO MINERALS INC.

By

/s/ Mal Bains	/s/ Erwin Vahlsing, Jr.
Mal Bains	Erwin Vahlsing, Jr.
President, Secretary, and Director	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Executive and PrincipalAccounting Officer)

Date: November 18, 2009	Date: November 18, 2009