Form 10-Q/A
period 2009-08-31
Sungro Minerals Inc.
filed 2009-11-20
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-53157

SUNGRO MINERALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0546544
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
111 Airport Rd. – Unit 5, Warwick, RI  02889
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  401-648-0805

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,750,000 shares of common stock issued and outstanding as of November 13, 2009

Explanatory Note:

This Amendment No. 1 to Sungro Minerals Inc.’s Form 10-Q for the quarterly period ended August 31, 2009 is being filed to include the Company’s Statements of Operations and remove the Statements of Stockholders’ Deficit which was inadvertently filed instead of the Statements of Operations on the 10-Q that was filed with the SEC on November 19, 2009.

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

(1) Adjusted for 5:1 forward stock split on July 6, 2009

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

					Cumulative amount
					from August 10, 2007
	Three Months Ended August 31,		Nine Months Ended August 31,		through August 31, 2009
	2009	2008	2009	2008

OPERATING EXPENSES:
General and administrative	$23,801	$7,505	$42,185	$62,020	$127,295
Bank charges and interest	18	20	87	113	254
Foreign exchange (gain) loss	(2,814)	(467)	(1,059)	(174)	(1,239)
Mineral claim maintenance and geological costs	52,945	3,273	52,945	3,273	66,205
TOTAL OPERATING EXPENSES	73,950	10,331	94,158	65,232	192,515

NET LOSS	$(73,950)	$(10,331)	$(94,158)	$(65,232)	$(192,515)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	48,750,000	48,750,000	48,750,000	48,750,000

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			Cummulative amount
	For the Nine Months Ended August 31,		from August 10, 2007
	2009	2008	through August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,158)	$(91,627)	$(192,515)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in assets and liabilities:
Accounts payable and accrued expenses	11,225	17,310	23,892
Net cash used in operating activities	(82,933)	(74,317)	(168,623)

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by investor	14,996	-	14,996
Proceeds from private placement	100,000	100,000	200,000
Proceeds from notes payable - officer	22,685	-	22,685
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,681	100,000	237,681

NET INCREASE IN CASH	54,748	25,683	69,058

CASH - BEGINNING OF PERIOD	14,310	-	-

CASH - END OF PERIOD	$69,058	$25,683	$69,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-
Cash paid for interest	$-	$-

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

Because our Chief Executive Officer and a director, Mr. Mal Bains, controls approximately 51% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Mal Bains are inconsistent with the best interests of other stockholders.

Mr. Mal Bains, our Chief Executive Officer and a director, controls approximately 51% of our issued and outstanding shares of common stock. The interests of Mr. Bains may not be, at all times, the same as that of other shareholders. Since Mr. Bains is not simply a passive investor but was also our sole executive until the appointment of Mr. Erwin Vahlsing, Jr. as Chief Financial Officer.  Mr. Bains interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Bains exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Bains will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Sungro with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Bains may also have the effect of delaying, deferring or preventing a change in control of Sungro, which may be disadvantageous to minority shareholders.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2009, the Company was notified by the British Columbia Securities Commission (BCSC) of an inquiry into “pricing irregularities” of trades in the Company’s Common Stock.  While the Company does not believe the claim has merit, the BCSC has imposed a Cease Trade Order affecting the trading of the Company’s Common Stock in British Columbia, or by residents of British Columbia.  The Company cannot be certain of the outcome of these proceedings.

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

SUNGRO MINERALS INC.

By

/s/ Mal Bains	/s/ Erwin Vahlsing, Jr.
Mal Bains	Erwin Vahlsing, Jr.
President, Secretary, and Director	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Executive and PrincipalAccounting Officer)

Date: November 20, 2009	Date: November 20, 2009