Form 10-Q/A
period 2009-08-31
Sungro Minerals Inc.
filed 2009-12-15
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to Form 10-Q

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
Yes [ ] No [X]

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
Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,750,000 shares of common stock issued and outstanding as of November 13, 2009

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment”) is being filed for the purpose of amending the shell company status on the cover page to Sungro Minerals, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009, which was initially filed with the U.S. Securities and Exchange Commission on November 19, 2009 (the “Original Filing”), and amended on November 20, 2009 (the “First Amendment”). Items included in the Original Filing and the First Amendment that are not amended by this Amendment remain in effect as of the dates of filing of the Original Filing and First Amendment, respectively.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Location
31.1	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2009	SUNGRO MINERALS, INC. By: /s/ Erwin Vahlsing, Jr. Name: Erwin Vahlsing, Jr. Title: Chief Financial Officer and Treasurer (Principal Financial Executive and Principal Accounting Officer)