Form 10-K
period 2009-11-30
Sungro Minerals Inc.
filed 2010-03-18
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2009

❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 5 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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
Yes ☒ No ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ❒ No ❒

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
Yes ❑ No ☒

The number of shares of Common Stock held by non-affiliates, as of May 31, 2009 was 23,750,000 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $8,312,500 based on the closing price of the Registrant's common stock of $0.35 on March 29,2009 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 12, 2010 there were 54,608,000 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at March 12, 2010: 54,608,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

How our company is organized

Sungro Minerals Inc. (the "Company" or "Sungro") was incorporated under the laws of the State of Nevada on August 10, 2007.

Where you can find us

We are located at 111 Airport Road - Unit 5, Warwick, RI 02889. Our telephone number is (401) 648-0805, our facsimile number is (401) 648-0699, our e-mail address is info@sungrominerals.com, and our homepage on the world-wide web is at http://www.sungrominerals.com.

About Our Company

Sungro Minerals, Inc. is an early stage Mining and Exploration Company seeking to acquire, develop, and manage various mineral properties and resources. In August 2009, the Company entered into an agreement to acquire the mineral rights to 341 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  The Company continues to evaluate other properties for acquisition or development.  In February, 2009 the company filed a registration statement on Form S-1.

Conglomerate Mesa Claims

Pursuant to an agreement dated August 27, 2009 we acquired, subject to completion of the payment terms, the mineral rights to 341 unpatented lode mining claims know as the Conglomerate Mesa from Mr. Steven Van Ert, and Mr. Noel Cousins, the registered owners of the Conglomerate Mesa Claims. The Conglomerate Mesa Claims are located in Inyo County, California.

By written, mutual agreement between the parties, the final closing of the Agreement was extended to March 22, 2010.  Under the agreement, Sungro was required to make all filings related to the Conglomerate Mesa Properties, to maintain the Conglomerate Mesa Claims in good standing by preparing and filing and paying claim fees to the Bureau of Land Management, and keeping the claim area free and clear of all liens and encumbrances.

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro has made payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock1
Steven Van Ert	$170,000	2,210,000 shares

Noel Cousins	$ 30,000	390,000 shares

Total	$200,000	2,600,000 shares
1 - Shares issued into escrow and to be released in accordance with the schedule below:

Escrow Release Date	Steven Van Ert	Noel Cousins	Total
February 2010	255,000	45,000	300,000
January 1, 2011	425,000	75,000	500,000
January 1, 2012	425,000	75,000	500,000
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

Governmental Regulations and Environmental Compliance

The Company’s operations if and when they begin, will be subject to various federal, state, and local permitting and environmental regulations.  The Conglomerate Mesa Claims were previously permitted by several companies.  These permits included roadways, drilling, and preliminary mining approvals.  The Company believes that some or all of these permits can be transferred to its name following filings and updates to the plan of exploration and development.

Plan of Operation

With the completion of the first Conglomerate Mesa Mineral Agreement, our goal is to continue acquiring additional mineral properties to develop or explore, or in the alternative, acquire companies or businesses with those assets who are seeking the advantages of being a publicly held company.

If we decide to acquire a target company or business, we do not plan to restrict our potential candidate companies to any specific business, industry or geographical location and, thus, we may acquire any type of business.  The Company has been in discussion with several potential business acquisition candidates regarding business opportunities for Sungro. The Company has unrestricted flexibility in seeking, analyzing and participating in such potential business opportunities. Management will screen all potential properties to determine their economic viability and examine proposed properties with regard to sound business fundamentals, utilizing the expertise and experience of management and such consultants as the Company determines are needed to fully understand the potential of the properties to be acquired. In its efforts to analyze potential acquisition targets, Sungro will consider some or all of the following factors:

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

In applying the foregoing criteria, none of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

There is no assurance that management will identify and successfully negotiate the acquisition of any potential properties or assets, or any interests therein, or that any such opportunities or businesses acquired will be profitable.

The Company intends to develop the mineral sites acquired to the point of proven reserves.  Depending on the types of mineral deposits, and the complexity of their extraction, the Company will generate revenue in one of two ways:

1.	Sale of the mining rights to a third party mining company with Sungro receiving a percentage of the revenue generated; or

2.
The Company will retain a management team or Joint Venture Partner with the experience and capabilities of directing the efforts connected with the development and commercialization of the various mining property(s).

Employees

We presently have two employees our Chief Executive Officer/President, and our Chief Financial Officer.  Both are also directors of the Company.  We expect that as we begin development of the Conglomerate Mesa property, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We are a recently organized business and an Exploration Stage Company, as such; you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 and is a start-up, Exploration Stage Company. We have no operating history and we did not have any business prior to our organization. As of November 30, 2009, we have incurred $52,945 in filing fees which was paid to the Bureau of Land Management to preserve the Conglomerate Mesa claims in good standing, and $24,000 as the first part of the $200,000 cash component of the acquisition of the Conglomerate Mesa claims; in prior years, we incurred $13,260 to acquire an option to acquire the Chevron Property which option expired in 2008; and $85,097 in organizing the Company and filing a registration statement on Form S-1. We incurred a total of $390,512 in expenses from inception to November 30, 2009.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of sufficient funds and short operating history incurring only expenses, and no revenues, our independent auditors report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor in their audit report have stated that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, cash has been raised from the issuance of securities and promissory notes.

Our Negative Cash Flow, Operating Losses, Lack of Revenue, And Limited Operating History Makes It Difficult or Impossible To Evaluate Our Performance And Make Predictions About The Future.

We have not generated revenue, nor are we likely to generate revenue within the next twelve to twenty four months.  We are an exploration stage company.  Consequently, there is no meaningful historical operating or financial information about our business upon which to evaluate future performance.

We cannot assure generation of significant revenues, sustained profitability or generation of positive cash flow from operating activities in the future. If we cannot generate enough revenue, our business may not succeed and our Common Stock may have little or no value.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2009 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2009, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $147,664 and current assets of $1,438 at November 30, 2009, and a working capital deficiency of $146,226.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

We Have Been The Subject Of A Going Concern Opinion As Of November 30, 2009 And November 30, 2008 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the years ended November 30, 2009 and 2008. We have incurred losses of $292,155 and $71,962 for the years ended November 30, 2009 and 2008, and a cumulative loss since inception of $390,512, and that we had a working capital deficiency of $146,226 at November 30, 2009 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2009, we had cash in the amount of $438, and current liabilities of $147,664. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including Frederick Pucillo, Jr., our Chief Executive Officer and President, and Erwin Vahlsing, Jr. our Chief Financial Officer. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any executive. In addition, we need to attract additional high quality geological, investor relations, and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to explore or develop mineral deposits. A municipality’s decision to require Sungro to obtain permits or licenses could delay or impede the development of revenue model, as well as force us to incur additional costs.

No Expectation of Dividends on Common Stock.

We have never paid cash dividends on our Common Stock and we do not expect to pay cash dividends on our Common Stock at any time in the foreseeable future.  The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider.  Since we do not anticipate paying cash dividends on our Common Stock, the return on investment on our Common Stock will depend solely on an increase, if any, in the market value of the Common Stock.

Our Common Stock May Lack Liquidity And Be Affected By Limited Trading Volume.

Our Common Stock is traded on the NASDAQ Over the Counter Bulletin Board. There can be no assurance that an active trading market for our common stock will be maintained. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock.

The market for our Common Stock is highly volatile.  The trading price of our Common Stock could be subject to wide fluctuations in response to, among other things:

(i)	changes in market price of the various minerals;

(ii)	quarterly variations in operating and financial results;

(iii)	changes in mineral resources within the claim areas;

(iv)	changes in our revenue and revenue growth rates; and

(v)	marketing and advertising.

Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or related to it could result in an immediate effect in the market price of our Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many mining and exploration companies and which often have been unrelated to the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our Common Stock.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Our Form S-1 Registration Statement filed on February 22, 2008, registered for resale 23,750,000 shares (adjusted for the 5:1 forward split) of our common stock held by our selling shareholders, which represented 48.7% of the common shares outstanding at that time. The offer or sale of a large number of shares at any price may cause the market price to fall.

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Sungro's common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for Sungro's common stock and may limit the ability of investors in this offering to sell Sungro's common stock in the secondary market.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have acquired 341 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  The Company must maintain periodic payments on these claims to the Bureau of Land Management.

Currently, the Company leases approximately 1,000 SF of office space at 111 Airport Rd., Unit 5, Warwick, RI  02889

ITEM 3. LEGAL PROCEEDINGS

(a)
In August, 2009, trading in the Company’s stock was temporarily suspended in British Columbia, Canada by the British Columbia Securities Commission (BCSC).  The temporary suspension was the result of what the BCSC termed “suspicious trading activity” due to a significant increase in the share price of the Company’s stock price.  Various shareholders, and the former CEO and President, Malkeet Bains have been interviewed.  To date, no charges of wrongdoing have been made against the Company; however, the BCSC has requested various documents and information as part of the investigation.  The Cease Trade Order is still in effect regarding trading in British Columbia, Canada, and the residents thereof.

The Company cannot be certain of the outcome of the proceedings; however, we do not believe they will impact the Company itself.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 12, 2010, there were approximately 75 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on September 24, 2008. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 29, 2008	not applicable	not applicable
May 31, 2008	not applicable	not applicable
Aug. 31, 2008	not applicable	not applicable
Nov. 30, 2008	$0	$0
Feb. 28, 2009	$0.35	$0.35
May 31, 2009	$0.35	$0.35
Aug. 31, 2009	$1.91	$1.01
Nov. 30, 2008	$1.01	$1.01

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

On August 15, 2007, we issued an aggregate of 5,000,000 shares (prior to the forward stock split of 5:1) of common stock to Mal Bains.  At the time, Mr. Bains was the sole director and officer, at a price of $0.001 per share. We received $5,000 from this offering. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. The securities sold were acquired for investment purposes only and without a view to distribution. At the time the shares were purchased, Mr. Bains was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchaser acquired the securities for his own account. On December 15, 2009, in connection with his resignation, Mr. Bains committed to returning the shares to the Company, however, due to the Cease Trade Order of the BCSC, the shares are currently being held by council in Vancouver, BC, Canada.

On September 18, 2007, we issued 4,750,000 shares (prior to the forward spit of 5:1) of common stock to 40 purchasers at $0.02 per share pursuant to Regulation S of the Securities Act. The purchasers represented to us that they were non-US persons, as defined in Regulation S, and that their intentions to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

From December 2009 to March 12, 2010, the Company completed the private placement of $25,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.50 per share.

In December 2009 Malkeet Bains, the Chief Executive Officer, President, Secretary, and a Director resigned.  Subsequently, the Company appointed Frederick J. Pucillo, Jr. as Chief Executive Officer, President and Director.  Simultaneously, the Company appointed Erwin Vahlsing, Jr. to the additional position of Secretary.

From December 2009 to March 12, 2010, the Company issued 5,858,000 shares as follows:

Shares Issued	Description
2,675,000	Closing of the Conglomerate Mesa Mineral Agreement
2,500,000	Payment due consultants
500,000	Management compensation
183,000	Stock purchase agreements
5,858,000	Total

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

Financial Condition

As of November 30, 2009, Sungro had total assets of $25,438 and total liabilities of $147,664 for a net working capital deficit of $146,226. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional mineral properties or a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

Based on the nature of Sungro's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that exploration and development of the Conglomerate Mesa claims will cost a substantial amount of money, and possibly take several years before it is capable of generating revenue or be profitable. Sungro's future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

•	Sungro's ability to raise additional funding;

•	Sungro's ability to identify and successfully negotiate the acquisition of potential properties or assets; and

•	If such opportunities or businesses acquired will be profitable.

Due to Sungro's lack of operating history and present inability to generate revenues, Sungro's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements indicating substantial doubt about Sungro's ability to continue as a going concern. This means that there is substantial doubt whether Sungro can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Liquidity

Sungro's internal sources of liquidity will be loans that may be available to Sungro from management. Although Sungro has no written arrangements with its management, Sungro expects that the officers may provide Sungro with nominal liquidity, if it is required.

Sungro's external sources of liquidity will be private placements for equity and debt financing.

On July 26, 2009, the Company completed the private placement of $100,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.75 per share.

On October 26, 2009, the Company borrowed $110,000 from the sale of demand notes to a non-affiliated, accredited investor.  The Company issued 100,000 warrants at $0.50 per share that are exercisable for one year.  In addition, a shareholder provided a personal guarantee to the investor for the loan and accrued but unpaid interest.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing. If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2009, Sungro had total assets of $25,438, total liabilities of $147,664 and a working capital deficit of $146,226, compared with a net working capital of $1,643 as of November 30, 2008. The assets are comprised of cash of $438, prepaid expenses of $1,000, and mineral rights of $24,000. The liabilities consisted mainly of accounting, audit and legal fees, demand notes and officer loans.

Sungro's current cash is not sufficient to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage Sungro's expenses and payments to preserve cash until Sungro is profitable, otherwise additional financing must be arranged. Specifically, management is deferring payments due them until such time as there is sufficient financing in place to permit their payment or the possible issuance of the Company’s stock in settlement of amounts due.

Results of Operations

We did not earn any revenues for the fiscal year ended November 30, 2009 and from inception on August 10, 2007 to November 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $292,155 during the fiscal year ended November 30, 2009, and total expenses in the amount of $71,962 during the fiscal year ended November 30, 2008. For the fiscal year ended November 30, 2009, these expenses consisted mainly of $58,223 in mineral property costs, $42,700 in accounting, and $153,381 in legal expenses; for the fiscal year ended November 30, 2008, these expenses consisted mainly of $3,273 in mineral property costs, and $63,463 in accounting and legal expenses.

Off-Balance Sheet Arrangements

Sungro has no off-balance sheet arrangements.

Material Agreements

In July 2009, the Company entered into a Consulting and Fee Agreement for business development, strategic planning, technology implementation, public relations, and mergers and acquisitions.  The agreement calls for the payment of ten percent (10%) of the gross value of any projects to which the Company is introduced by the consultant and which is ultimately closed by the Company.

Subsequent Events

From December 2009 to March 12, 2010, the Company completed the private placement of $25,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.50 per share.

In December 2009 Malkeet Bains, the Chief Executive Officer, President, Secretary, and a Director resigned.  Subsequently, the Company appointed Frederick J. Pucillo, Jr. as Chief Executive Officer, President and Director.  Simultaneously, the Company appointed Erwin Vahlsing, Jr. to the additional position of Secretary.

From December 2009 to March 12, 2010, the Company issued 5,858,000 shares as follows:

Shares Issued	Description
2,675,000	Closing of the Conglomerate Mesa Mineral Agreement
2,500,000	Payment due consultants
500,000	Management compensation
183,000	Stock purchase agreements
5,858,000	Total

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

Mineral Property Exploration

The Company is in the exploration stage and has not yet realized any revenue from its planned operations.  Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

SUNGRO MINERALS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

INDEX
Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F - 2

FINANCIAL STATEMENTS:

Balance Sheets	F - 3

Statements of Operations	F - 4

Statements of Stockholders' Equity (Deficit)	F - 5

Statements of Cash Flows	F - 6

Notes to Financial Statements	F - 7 to F - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sungro Minerals, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Sungro Minerals, Inc. (An Exploration Stage Company) (the “Company”) as of November 30, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2009 and 2008 and from the period from inception (August 10, 2007) to November 30, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungro Minerals, Inc. (An Exploration Stage Company) as of November 30, 2009 and 2008 and the results of their operations and their cash flows for the years ended November 30, 2009 and 2008 and from the period from inception (August 10, 2007) to November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses as more fully described in Note 1.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 16, 2010

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	November 30, 2009	November 30, 2008
CURRENT ASSETS:
Cash	$438	$14,310
Prepaid expenses	1,000	-
TOTAL CURRENT ASSETS	1,438	14,310

DEPOSIT-MINERAL RIGHTS	24,000	-

	$25,438	$14,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$62,122	$12,667
Notes payable (net of debt discount of $44,408)	65,592	-
Due to former CEO	19,950	-
TOTAL CURRENT LIABILITIES	147,664	12,667

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 48,750,000 shares issued and outstanding (1)	48,750	48,750
Common stock to be issued, $0.001 par value, 133,333 shares	133	-
Additional paid-in capital	219,403	51,250
Deficit accumulated during the exploration stage	(390,512)	(98,357)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(122,226)	1,643

	$25,438	$14,310

(1)	Adjusted for 5:1 forward stock split on July 6, 2009

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended November 30,		Cumulative amount from Inception (August 10, 2007) through November 30,
	2009	2008	2009

OPERATING EXPENSES:
General and administrative	$221,665	$68,930	$310,324
Bank charges and interest	311	136	478
Foreign exchange (gain) loss	1,492	(377)	1,312
Mineral claim maintenance and geological costs	58,223	3,273	67,934
TOTAL OPERATING EXPENSES	281,691	71,962	380,048

OPERATING LOSS	(281,691)	(71,962)	(380,048)

INTEREST EXPENSE	(10,464)	-	(10,464)

NET LOSS	$(292,155)	$(71,962)	$(390,512)

BASIC AND DILUTED - LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	48,750,000	48,750,000

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional		Total
	($.001 par value)		Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	To be issued	Capital	Deficit	Equity (Deficit)

Balance, August 10, 2007 (Inception)	-	$-	$-	$-	$-	$-
Adjsuted for 5:1 forward stock split
Issuance of stock for:
Subscription Agreement - $0.001 per share	25,000,000	25,000	-	(20,000)	-	5,000
Subscription Agreement - $0.02 per share	23,750,000	23,750	-	71,250	-	95,000

Net loss	-	-	-	-	(26,395)	(26,395)

Balance, November 30, 2007	48,750,000	$48,750	$-	$51,250	$(26,395)	$73,605

Net loss	-	-	-	-	(71,962)	(71,962)

Balance, November 30, 2008	48,750,000	$48,750	$-	$51,250	$(98,357)	$1,643

Capital provided by stockholder	-	-	-	14,996	-	14,996
Issuance of warrants	-	-	-	53,290	-	53,290
Common stock to be issued	-	-	133	99,867	-	100,000

Net loss	-	-	-	-	(292,155)	(292,155)

Balance, November 30, 2009	48,750,000	$48,750	$133	$219,403	$(390,512)	$(122,226)

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,		Cummulative amount from Inception (August 10, 2007) through
	2009	2008	November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,155)	$(71,962)	$(390,512)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	8,882	-	8,882

Changes in assets and liabilities:
Prepaid expenses	(1,000)	-	(1,000)
Accounts payable and accrued expenses	49,455	(5,497)	62,122
Net cash used in operating activities	(234,818)	(77,459)	(320,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	(24,000)	-	(24,000)
NET CASH USED IN INVESTING ACTIVITIES	(24,000)	-	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	14,996	-	14,996
Proceeds from notes payable	110,000	-	110,000
Proceeds from private placement	100,000	-	200,000
Proceeds from former CEO	19,950	-	19,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	244,946	-	344,946

NET INCREASE (DECREASE) IN CASH	(13,872)	(77,459)	438

CASH - BEGINNING OF PERIOD	14,310	91,769	-

CASH - END OF PERIOD	$438	$14,310	$438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-
Cash paid for interest	$1,582	$-

See notes to audited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $292,155 for the year ended November 30, 2009, and has an accumulated deficit of $390,512. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

c)    Mineral Property Exploration

The Company is in the exploration stage and has not yet realized any revenue from its planned operations.  Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

2.	Significant Accounting Policies (continued)

d)     Foreign Currency Translation

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with guidelines issued by the FASB as follows:

i)      monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)     non-monetary assets at historical rates; and

iii)    revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

As of November 30, 2009, the Company only operates in the United States.

e)    Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as no common stock equivalents at November 30, 2009 and 2008 would be anti-dilutive.

As of November 30, 2009, the Company has excluded 100,000 warrants from the calculation.

f)     Fair Value of Financial Instruments

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

2.	Significant Accounting Policies (continued)

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2009 and 2008, with the exception of its notes payable.  The carrying amount of the notes payable at November 30, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective at the time of adoption. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

g)    Income Taxes

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

Effective December 1, 2007, the Company adopted guidelines issued by the FASB, which requires that the Company recognize in the financial statements, the impact of a tax position if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position. The adoption of this guideline had no impact on the Company's financial statements.

h)    Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

i)     Use of Estimates

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

2.	Significant Accounting Policies (continued)

k)   Recently Adopted Accounting Pronouncements

There are several new accounting pronouncement issued or proposed by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.	Mineral Property

On August 27, 2009, the Company entered into a Mineral Agreement (the "Agreement") with unrelated parties to acquire a 100% interest in 341 unpatented lode mining claims known as the Conglomerate Mesa.  The claims are located in Inyo Mountain County, California.

By written, mutual agreement between the parties, the final closing of the Agreement was extended to March 22, 2010.  Under the agreement, Sungro was required to make all filings related to the Conglomerate Mesa Properties, to maintain the Conglomerate Mesa Claims in good standing by preparing and filing and paying claim fees to the Bureau of Land Management, and keeping the claim area free and clear of all liens and encumbrances.

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro is required to make payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock1
Steven Van Ert	$170,000	2,210,000 shares

Noel Cousins	$ 30,000	390,000 shares

Total	$200,000	2,600,000 shares
1 - Shares issued into escrow and to be released in accordance with the schedule below:

Escrow Release Date	Steven Van Ert	Noel Cousins	Total
February 2010	255,000	45,000	300,000
January 1, 2011	425,000	75,000	500,000
January 1, 2012	425,000	75,000	500,000
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

In addition, the Company must make the following royalty payments:

Date	Minimum Royalty	Royalty % of Net Smelter Returns
First Anniversary	$150,000	4%
Second Anniversary	$200,000	4%
Third Anniversary on	$250,000	4%

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

4.	Capital Stock

a)     Authorized

Authorized capital stock consists of:

375,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred shares with a par value of $0.001 per share

b)     Share Issuances

During the period ended November 30, 2007, the Company issued 25,000,000 common shares for gross proceeds of $5,000 to the Company's president.

During the period ended November 30, 2007, the Company issued 23,750,000 common shares for gross proceeds of $95,000.

During the periods ended November 30, 2009 and 2008, the Company did not issue any shares.

5.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30	2009	2008

Loss before income taxes	$(292,155)	$(71,962)

Income tax recovery at statutory rate - 35%	102,254	25,187
Unrecognized benefit of operating losses	(102,254)	(25,187)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2009	2008

Operating losses carried forward	$136,700	$34,425
Valuation allowance	(136,700)	(34,425)
	$-	$-

At November 30, 2009 the Company has available net operating losses of approximately $390,000 which may be carried forward to apply against future taxable income. These losses will expire in 2029. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The Company has not filed US tax reports for the years 2007 and 2008.  The Company is in the process of preparing and filing these reports along with the 2009 report.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009 and 2008

6.	Commitments and Contingencies

Under a consulting agreement between Sungro and Internet Marketing Solutions, Inc. (IMS) provides that IMS will receive a Consulting Fee of ten percent (10%) of the gross value of the project received by Sungro including cash, stock and stock purchase warrants.

In August, 2009, trading in the Company’s stock was temporarily suspended in British Columbia, Canada by the British Columbia Securities Commission (BCSC).  The temporary suspension was the result of what the BCSC termed “suspicious trading activity” due to a significant increase in the share price of the Company’s stock price.  Various shareholders, and the former CEO and President, Malkeet Bains have been interviewed.  To date, no charges of wrongdoing have been made against the Company; however, the BCSC has requested various documents and information as part of the investigation.  The Cease Trade Order is still in effect regarding trading in British Columbia, Canada, and the residents thereof.

The Company cannot be certain of the outcome of the proceedings; however, we do not believe they will impact the Company itself.  Accordingly, the Company has not reserved for any additional legal fees, which the Company believes will be nominal and expensed as incurred.

7.	Related Party Transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2009 the balance owed was $19,950.  The balance does not bear interest and is due on demand.

During 2009, a stockholder provided a personal guarantee on a one year loan taken by the Company.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which was recorded as additional paid-in capital.

8.	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of November 30, 2009 through March 16, 2010, which is the date the financial statements were issued.

From December 2009 to March 12, 2010, the Company completed the private placement of $25,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.50 per share.

In December 2009 Malkeet Bains, the Chief Executive Officer, President, Secretary, and a Director resigned.  Subsequently, the Company appointed Frederick J. Pucillo, Jr. as Chief Executive Officer, President and Director.  Simultaneously, the Company appointed Erwin Vahlsing, Jr. to the additional position of Secretary.

From December 2009 to March 16, 2010, the Company issued 5,858,000 shares as follows:

Shares Issued	Description
2,675,000	Closing of the Conglomerate Mesa Mineral Agreement
2,500,000	Payment due consultants
500,000	Management compensation
183,000	Stock purchase agreements
5,858,000	Total

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers And Directors

The following table sets forth the directors and executive officers of our Company, their ages and positions with our Company. Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

On December 15, 2009, Mr. Malkeet Bains, resigned as a Director, CEO, President, and Secretary of the Company.

The following table sets forth information about our executive officers and directors as of March 12, 2010.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	59	Director, President and CEO
Erwin Vahlsing, Jr. Warwick, RI	53	Director, Chief Financial Officer, Treasurer, and Secretary

Frederick J. Pucillo, Jr. has served as our President, Chief Executive Officer and Director since December 2009.  Mr. Pucillo has over twenty years experience serving mid-size to Fortune 100 companies in the banking and finance area, having managed a $110 million loan portfolio with 10,000 accounts, and other capital funding and business development opportunities.  Mr. Pucillo was the CFO for Atlantic Fire Protection, LLC from 2007 through 2209, and previously, was CFO for Zammido Automotive Group from 2000 through 2007.  He is thoroughly familiar with finance, cash flow analysis and budgeting, as well as negotiation of promising opportunities.

Erwin Vahlsing, Jr. has served as our Chief Financial Officer, Secretary, Treasurer, and Director since September 2009.  Mr. Vahlsing is a financial executive with domestic and international experience managing finance departments in the manufacturing, service, and construction industries. Mr. Vahlsing has acted as Chief Financial Officer to ICOA, Inc. since 2001. He acted as a Consultant to E&M Advertising for SEC compliance and due diligence. Mr. Vahlsing received an MBA from the University of Rhode Island in 1986 and a Bachelors degree in Accounting from the University of Connecticut.

Committees of the Board of Directors

The functions of the audit committee are currently carried out by our Board of Directors. In 2009, we hired a Chief Financial Officer.  He was subsequently appointed to the Board.  Our Board has determined that at current, we do not need an additional expert because we are a start-up exploration company and have no revenue. The cost of hiring a financial expert to act as a director of Sungro and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee. We do not have a compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company. A copy of the code of ethics is filed with the SEC as an exhibit to the Company's Form S-1 filed on February 22, 2008. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K. The Code of Ethics is available on the Company’s website at http://www.sungrominerals.com/CodeofEthics021308.pdf.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. With the exception of the CEO and CFO, who have completed their Form 3 reports but which as of the date of this filing were not filed with the Commission, the Company is not aware of any Reporting Persons that failed to file reports on a timely basis.

Mr. Pucillo has completed his Form 3 which will be filed as soon as he receives his individual CIK number.

At the time of Mr. Vahlsing’ hiring, he completed his Form 3.  It appears the Company filed it on the Canadian, SEDA system and failed to file it on the SEC’s Edgar database.  The report is being filed subsequent to the date of this report.  Mr. Vahlsing has at the time of this report, no shares of common stock in the Company.

Significant Personnel

We have no significant personnel other than our officers and directors. We presently rely on consultants and other third party contractors to perform administrative and geological services for the Company. We have no formal contracts with any of these consultants and contractors.

Nominating Committee

We do not have a standing nominating committee; our Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

To date, our directors do not currently receive and have never received any compensation for serving as a director of the Company. Presently, our officers are paid on a consulting basis for the time and efforts spent on behalf of the Company.  Presently, there are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan. However, we expect to adopt a plan of reasonable compensation to our officers and employees during the year 2010 based on the raising of capital required to begin development of the mineral claims the Company has acquired.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities by the officers since the Company’s inception in August 2007.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Malkeet Bains(3)	2009	$0	$0	$0	0	0	0	0
Former: Chief Executive	2008	$0	$0	$0	0	0	0	0
Officer, President	2007	$0	$0	$0	0	0	0	0
Director

Frederick J. Pucillo, Jr.(4)	2009	$0	$0	$0	0	0	0	0
Chief Executive Officer,	2008	$0	$0	$0	0	0	0	0
President, Director	2007	$0	$0	$0	0	0	0	0

Erwin Vahlsing, Jr.(5)	2009	$0	$0	$0	0	0	0	0
Chief Financial Officer,	2008	$0	$0	$0	0	0	0	0
Secretary, Treasurer,	2007	$0	$0	$0	0	0	0	0
Director

See notes below:

(1)	The named executive officers did not receive any long term incentive plan payouts in 2009, 2008, or 2007.

(2)
The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(3)           On December 15, 2009, Mr. Bains resigned as Chief Executive Officer, Secretary, and Director.

(4)
Effective December 21, 2009 Mr. Pucillo was appointed as Chief Executive Officer, and Director.  Mr. Pucillo did not have any association with the Company prior to this date and is therefore not separately listed in the compensation table.

(5)
Effective September 21, 2009 Mr. Vahlsing was appointed as Chief Financial Officer, and Treasurer.  Effective November 17, 2009, Mr. Vahlsing was appointed to the additional role as Secretary and a Director.  Mr. Vahlsing did not have any association with the Company prior to this date and is therefore not separately listed in the compensation table.

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

The Company has no securities authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 12, 2010 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Frederick J. Pucillo, Jr. Chief Executive Officer, President, and Director	Common	500,000	0.9%
Erwin Vahlsing, Jr. Chief Financial Officer	Common	0	0.0%
Malkeet Bains(2) – former officer	Common	25,000,000	45.8%
All officers & directors as a group	Common	25,500,000	46.7%

(1) The percentage of class is based on 54,608,000 shares of common stock outstanding as of March 12, 2010.
(2)  Mr. Bains in connection with his resignation on December 15, 2009 agreed to surrender his shares to the Company.  Due to the cease trade order by the British Columbia Securities Commission (BCSC), the shares are currently held by council in the territory pending permission of the BCSC for them to be returned to the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of Sungro's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which Sungro was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of Sungro's total assets at year end for the last two completed fiscal years.

We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The Company intends to enter into such agreements during the fiscal year 2010 once the Company has completed raising the funds necessary to develop the Conglomerate Mesa claims.  The amounts of compensation and other terms of any full time employment arrangements with our Company would be determined if and when such arrangements become necessary.

During 2009, a stockholder provided a personal guarantee for the repayment of principal and interest with regard to a one year loan which the Company accepted from an unaffiliated accredited investor.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which is recorded as Additional Paid in Capital.

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2009 the balance owed was $19,950.  The balance does not bear interest and is due on demand.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

Our current directors Mr. Pucillo and Mr. Vahlsing, are not independent, pursuant to the definition of an "independent director" set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2010.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2009 and 2008 by Sherb & Co., LP and MacKay LLP were as follows:

	Year ended Nov. 30, 2009	Year ended Nov. 30, 2008
Audit Fees	$27,500	$8,850
Audit-Related Fees	$0	$6,000
Tax Fees	$0	$0
All Other Fees	$0	$0

Because the Company does not have an audit committee, it has not instituted pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.1	Property Option Agreement dated September 1, 2007 between Mr. Carl von Einsiedel and Sungro Minerals Inc., whereby Sungro has an option to acquire a 100% interest in and to the Chevron Property		S-1	10.1	02/22/08
10.2	Amendment to Property Option Agreement dated October 15, 2007 between Mr. Carl von Einsiedel and Sungro		S-1	10.2	02/22/08
10.3	Geologist Consulting Agreement dated September 6, 2007 between Foremost Geological Consulting and Sungro		S-1	10.3	02/22/08
10.4	Mineral Agreement for the Conglomerate Mesa claims dated August 27, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/03/09
10.5	Amendment No. 1 to Mineral Agreement dated September 17, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/23/09
10.6	Consulting and Fee Agreement dated July 1, 2009 between Internet Marketing Solutions, Inc. and Sungro	X
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SUNGRO MINERALS INC.
Date: March 17, 2010	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: March 17, 2010	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: March 17, 2010	By: /s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: March 17, 2010	By: /s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.