Form 10-Q
period 2010-02-28
Sungro Minerals Inc.
filed 2010-04-14
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

_______________________________________________________________
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
Yes [  ] No [ X ]

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of April 13, 2010 was 54,533,000
The number of shares of preferred stock outstanding as of April 13, 2010 was – 0 -

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 13 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	February 28, 2010	November 30, 2009
	(Unaudited)
CURRENT ASSETS:
Cash	$38,376	$438
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	39,376	1,438

MINERAL RIGHTS	2,724,300	24,000

	$2,763,676	$25,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$47,933	$31,539
Accrued expenses	60,532	30,583
Notes payable (net of debt discount of $31,086)	165,514	65,592
Due to former CEO	21,043	19,950
Due to officers	1,074	-
TOTAL CURRENT LIABILITIES	296,096	147,664

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 54,533,333 and 48,750,000 shares issued and outstanding (1)	54,533	48,750
Common stock to be issued, $0.001 par value, 1,006,667 shares	1,007	133
Additional paid-in capital	5,542,746	219,403
Deficit accumulated during the exploration stage	(3,130,706)	(390,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,467,580	(122,226)

	$2,763,676	$25,438

(1)	Adjusted for 5:1 forward stock split on July 6, 2009

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended February		Cumulative amount from Inception (August 10, 2007)
	2010	2009	through February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES:
General and administrative	$2,616,016	$9,936	$2,926,340
Bank charges and interest	455	51	933
Foreign exchange (gain) loss	4,531	69	5,844
Mineral claim maintenance and geological costs	-	-	67,934
TOTAL OPERATING EXPENSES	2,621,003	10,056	3,001,051

OPERATING LOSS	(2,621,003)	(10,056)	(3,001,051)

INTEREST EXPENSE	(119,191)	-	(129,655)

NET LOSS	$(2,740,194)	$(10,056)	$(3,130,706)

BASIC AND DILUTED - LOSS PER SHARE	$(0.05)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,544,333	48,750,000

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended February 28,		Cummulative amount from Inception (August 10, 2007) through
	2010	2009	February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,740,194)	$(10,056)	$(3,130,706)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	13,323	-	22,205
Stock issued for compensation	2,500,000	-	2,500,000
Beneficial conversion and warrants issued for services	100,000	-	100,000

Changes in assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	47,435	3,359	109,557
Net cash used in operating activities	(79,436)	(6,697)	(399,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	(100,300)	-	(124,300)
NET CASH USED IN INVESTING ACTIVITIES	(100,300)	-	(124,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	86,600	-	196,600
Proceeds from private placement	30,000	-	230,000
Proceeds from convertible debentures	100,000	-	100,000
Proceeds from officer and prior CEO	1,074	-	21,024
NET CASH PROVIDED BY FINANCING ACTIVITIES	217,674	-	562,620

NET INCREASE (DECREASE) IN CASH	37,938	(6,697)	38,376

CASH - BEGINNING OF PERIOD	438	14,310	-

CASH - END OF PERIOD	$38,376	$7,613	$38,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$4,428	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$2,600,000	$-

See notes to unaudited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
 For the three months ended February 28, 2010 and 2009

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $2,740,194 for the three months ended February 28, 2010, and has an accumulated deficit of $3,130,706. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2009 included in the Company’s filing of Form 10K.

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

As of February 28, 2010, the Company only operates in the United States.

e)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

f)   Use of Estimates

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

g)   Accounts receivable and concentration of credit risk

The Company currently has no accounts receivable, no customers, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company commences operations that generate revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

h)   Fair Value Measurements

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2010 and November 30, 2009 with the exception of the note payable to officer.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of February 28, 2010 and November 30, 2009, the fair value short-term financial instruments, approximates book value due to their short-term duration.

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

i)   Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

j)   Reclassifications

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

4.	Mineral Properties

On August 27, 2009, the Company entered into a Mineral Agreement (the "Agreement") with unrelated parties to acquire a 100% interest in 341 unpatented lode mining claims known as the Conglomerate Mesa.  The claims are located in Inyo Mountain County, California.

By written, mutual agreement between the parties, the final closing of the Agreement was extended to March 31, 2010.  Under the agreement, Sungro was required to make all filings related to the Conglomerate Mesa Properties, to maintain the Conglomerate Mesa Claims in good standing by preparing and filing and paying claim fees to the Bureau of Land Management, and keeping the claim area free and clear of all liens and encumbrances.

Payments under the Agreement consist of:

2,600,000 shares of common stock valued at $1.00 per share	$2,600,000
Cash payments through February 28, 2010	124,300
Total at February 28, 2010	$2,724,300
Remaining cash payments due under Agreement	77,700
Total cost of acquiring Conglomerate Mesa claims	$2,802,000

As of March 31, 2010, all payments under the terms of the Agreement have been completed.

5.	Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At February 28, 2010 the balance owed was $21,043.  The balance does not bear interest and is due on demand.

During 2009, a stockholder provided a personal guarantee on a note taken by the Company.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which was recorded as additional paid-in capital.

During the quarter ended February 28, 2010, the Company received advances from its CFO, Erwin Vahlsing, Jr. totaling $1,074 to cover miscellaneous administrative costs.  These advances are non-interest bearing and payable upon demand.

6.	Capital Stock

a)        Authorized

Authorized capital stock consists of:
375,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred shares with a par value of $0.001 per share

b)        Share Issuances

During the period ended November 30, 2007, the Company issued 25,000,000 common shares for gross proceeds of $5,000 to the Company’s president and sole director.

During the period ended November 30, 2007, the Company issued 23,750,000 common shares for gross proceeds of $95,000.

On July 6, 2009, subject to regulatory approval, the Company approved a five-for-one forward stock split of the Company’s authorized and outstanding shares of common stock. All outstanding share amounts have been retroactively adjusted to reflect the stock split.

On July 28, 2009, the Company received $100,000 under a Subscription Agreement for 133,333 shares of Common Stock at a price of $0.75 per share.  On February 5, 2010, the shares were issued.

In January 2010, the Company issued 2,600,000 common shares in connection with the closing of the Mineral Agreement for the Conglomerate Mesa project.  The shares were valued at a price of $1.00 per share at the time of issuance.

In February 2010, the Company issued 50,000 common shares for gross proceeds of $25,000 under a Subscription Agreement with a non-affiliated, accredited investor.

In February 2010, the Company issued 500,000 common shares to Fred Pucillo, the Company’s president and a director at a price of $0.50 per share as compensation.

In February 2010, the Company issued 500,000 common shares to Seacoast Funding, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.50 per share the price on the closing date of the consulting agreement.

In February 2010, the Company issued 2,000,000 common shares to Internet Marketing Solutions, Inc.  as compensation for consulting services rendered.  The shares were issued at a price of $1.00 per share the same price as the shares were issued in connection with the Conglomerate Mesa closing.

7.	Commitments and Contingencies

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

8.	Subsequent Events

Since the completion of the fiscal quarter ended February 28, 2010 to April 14, 2010, the Company has experienced the following significant corporate developments:

The Company completed the remaining cash payments required in connection with the closing of the Mineral Agreement (the “Mineral Agreement”) for the prospect known as the "Conglomerate Mesa Claims". By mutual agreement between the Parties, the closing of the Mineral Agreement had been extended to March 31, 2010.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. We have completed all payments and stock issuances in connection with the acquisition of the Conglomerate Mesa Claims and expect to commence preparation of the NI43-101 Report to establish the expected value of the claims in mid 2010.  Our company has not generated revenues since inception and has accumulated losses of $3,130,706 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

We are currently seeking additional opportunities in the oil, gas, and mining industries. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company.  In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge. We have currently closed on the acquisition of a Mineral Agreement, and expect to perform additional exploration of the claims during the current fiscal year.  We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we either confirm the value of our current claims, or locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 28, 2010 and 2009 which is included herein.

Our operating results for the three month periods ended February 28, 2010 and 2009 are summarized as follows:

	Three Months Ended February 28,		Cumulative Amount from August 10, 2007
	2010	2009	to February 28, 2010
Operating expenses	$2,621,003	10,056	$3,001,051
Net Loss	$(2,740,194)	(10,056)	$(3,130,706)

Revenues

We did not earn any revenues for the three months ended February 28, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three month periods ended February 28, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Cumulative amount August 10, 2007 to
	February 28		February 28, 2010
	2010	2009
General and administrative	$2,616,016	$9,936	$2,926,340
Bank charges and interest	455	51	933
Foreign exchange loss (gain)	4,531	69	5,844
Mineral claim maintenance and geological costs	0	0	67,934
Total	$2,621,003	$10,056	$3,001,051

General and Administrative

The increase in our general and administrative expenses for the three month period ended February 28, 2010 compared to the comparative period ended February 28, 2009 was primarily due to consulting fees paid in connection with the acquisition of the Conglomerate Mesa Claims and professional fees in connection with our filings with the SEC and the inquiry by the British Columbia Securities Commission ("BCSC") into trading in the Company’s common stock.

Consulting and Professional Fees

Consulting fees include fees in connection with the acquisition of the Conglomerate Mesa claims, and structuring of future financings.  Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements.  Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements, and the representation of the Company before the BCSC in connection with the investigation of potential “trading irregularities”. Consulting and legal expenses will be ongoing during fiscal 2010 due to our continuing representation before the BCSC and our ongoing reporting obligations under the Securities Exchange Act of 1934 and development of the Canadian National Instrument 43-101 filings.

Liquidity and Capital Resources

Working Capital
			Percentage
	February 28,	November	Increase
	2010	30, 2009	(Decrease)
Current Assets	$39,376	$1,438	2,638.2%
Current Liabilities	$296,096	$147,664	100.5%
Working Capital (Deficiency)	$(256,720)	$(146,226)	(75.6	% )

Cash Flows

	Three Months Ended February 28,		Percentage Increase /
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(79,436)	$(6,697)	(11.6%)
Cash Used in Investing Activities	$(100,300)	$-	N/A
Cash Provided by Financing Activities	$217,674	$-	N/A
Net Increase (Decrease) in Cash	$37,938	$(6,697)	666.5%

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $79,436 during the three month period ended February 28, 2010 and $6,697 during the three month period ended February 28, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The cash used in investing activities of $100,300 during the three month period ended February 28, 2010 was used in connection with payments required under the Mineral Agreement acquiring the Conglomerate Mesa claims.

Cash Provided by Financing Activities

During the three month period ended February 28, 2010:

The Company raised $60,000 from a short term Note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company raised $100,000 from the sale of a one year convertible debenture to an unaffiliated, accredited investor.  The debenture is convertible at $0.10 per share.

The Company raised $30,000 from the private placement of 60,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.50 per share.

The Company raised $26,600 from short term loans by a Shareholder. The loan carries no interest and is due on demand.

The Company raised $1,074 from a demand note from an officer.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 54,533,333 shares of common stock issued and outstanding. We have 100,000 one year warrants outstanding at an exercise price of $0.50 per share.  These warrants expire in October 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2010, our company has accumulated losses of $3,130,706 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended November 30, 2009, our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of shares of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

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

A business combination or acquisition of a business opportunity involving the issuance of shares of our common stock may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board of directors. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

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

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment in the Company. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of shares of our common stock to fluctuate substantially. These fluctuations may adversely affect the trading price of shares of our common stock.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission ("SEC") has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 28, 2010, the Board of Directors appointed Frederick Pucillo, Jr. as our Chief Executive Officer.  The appointment of Mr. Pucillo adds a second individual to the management structure authorized to approve and disburse funds.  This adds a layer of oversight to the process, improving our internal controls and financial reporting. Aside from this appointment, there were no other changes in our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved)

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

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	April 13, 2010	Date:	April 13, 2010