Form 10-Q
period 2010-05-31
Sungro Minerals Inc.
filed 2010-07-15
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of July 15, 2010 was 61,033,333
The number of shares of preferred stock outstanding as of July 15, 2010 was – 0 -

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	May 31, 2010	November 30, 2009
	(unaudited)
CURRENT ASSETS:
Cash	$15	$438
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	1,015	1,438

MINERAL RIGHTS	2,802,000	24,000

	$2,803,015	$25,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$105,204	$31,539
Accrued expenses	87,647	30,583
Notes payable (net of debt discount of $17,763 and $44,408)	240,937	65,592
Due to former CEO	20,902	19,950
Due to officers	1,351	-
TOTAL CURRENT LIABILITIES	456,041	147,664

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 54,533,333 and 48,750,000 shares issued and outstanding (1)	54,533	48,750
Common stock to be issued, $0.001 par value, 1,006,667 shares	1,007	133
Additional paid-in capital	5,542,746	219,403
Deficit accumulated during the exploration stage	(3,251,312)	(390,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,346,974	(122,226)

	$2,803,015	$25,438
     (1) Adjusted for 5:1 forward stock split on July 6, 2009

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative amount from Inception (August 10, 2007)
	Three Months Ended May 31,		For the six months ended May 31,		through
	2010	2009	2010	2009	May 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$60,169	$8,448	$2,676,185	$18,384	$2,986,509
Bank charges and interest	32	18	487	69	965
Foreign exchange (gain) loss	(318)	1,686	4,213	1,755	5,525
Mineral claim maintenance and geological costs	38,375	-	38,375	-	106,309
TOTAL OPERATING EXPENSES	98,258	10,152	2,719,260	20,208	3,099,308

OPERATING LOSS	(98,258)	(10,152)	(2,719,260)	(20,208)	(3,099,309)

INTEREST EXPENSE	(22,349)	-	(141,540)	-	(152,004)

NET LOSS	$(120,607)	$(10,152)	$(2,860,800)	$(20,208)	$(3,251,312)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	54,533,000	48,750,000	53,038,667	48,750,000

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cummulative amount from Inception (August 10, 2007)
	For the six months Ended May 31,		through
	2010	2009	May 31, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,860,800)	$(20,208)	$(3,251,312)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	26,645	-	35,527
Stock issued for compensation	2,500,000	-	2,500,000
Beneficial conversion and warrants issued for services	100,000	-	100,000

Changes in assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	131,681	6,197	193,803
Net cash used in operating activities	(102,474)	(14,011)	(422,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	(178,000)	-	(202,000)
NET CASH USED IN INVESTING ACTIVITIES	(178,000)	-	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	148,700	-	258,700
Proceeds from private placement	30,000	-	230,000
Proceeds from convertible debentures	100,000	-	100,000
Proceeds from officer and prior CEO	1,351	-	21,301
NET CASH PROVIDED BY FINANCING ACTIVITIES	280,051	-	624,997

NET INCREASE (DECREASE) IN CASH	(423)	(14,011)	15

CASH - BEGINNING OF PERIOD	438	14,310	-

CASH - END OF PERIOD	$15	$299	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$5,830	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$2,600,000	$-

See notes to unaudited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
 For the six months ended May 31, 2010 and 2009

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $2,860,800 for the six months ended May 31, 2010, and has an accumulated deficit of $3,251,312. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2009 included in the Company’s filing of Form 10K.

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

As of May 31, 2010, the Company only operates in the United States.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2010 and November 30, 2009 with the exception of the note payable to officer.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of May 31, 2010 and November 30, 2009, the fair value short-term financial instruments, approximates book value due to their short-term duration.

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

Payments under the Agreement consist of:

2,600,000 shares of common stock valued at $1.00 per share	$2,600,000
Cash payments through February 28, 2010	124,300
Total at February 29, 2010	$2,724,300
Remaining cash payments due under Agreement	77,700
Total cost of acquiring Conglomerate Mesa claims	$2,802,000

As of March 31, 2010, all payments under the terms of the Agreement have been completed.

5.	Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At May 31, 2010 the balance owed was $20,902.  The balance does not bear interest and is due on demand.

During 2009, a stockholder provided a personal guarantee on a note taken by the Company.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which was recorded as additional paid-in capital.

During the six months ended May 31, 2010, the Company received advances from its CFO, Erwin Vahlsing, Jr. totaling $1,351 to cover miscellaneous administrative costs.  These advances are non-interest bearing and payable upon demand.

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

In accordance with ASC 855, "Subsequent Events" the Company evaluated subsequent events after the balance sheet date.

On June 2, 2010, the Company entered into a six month Convertible Promissory Note with Asher Enterprises, Inc. in the face amount of fifty five thousand dollars ($55,000).  The note carries interest at a rate of 8% per annum, and is convertible at 60% of the lowest three (3) Trading Prices during the ten (10) Trading Day period ending one Trading Day prior to the date of conversion.

In June 2010, the Company issued 5,500,000 common shares to Internet Marketing Solutions, Inc.  as compensation for consulting services rendered.  The shares were issued at a price of $1.00 per share the same price as the shares were issued in connection with the Conglomerate Mesa closing.

In June 2010, the Company issued 1,000,000 in connection with the conversion of a Convertible Promissory Note issued in December 2009.

In early July 2010, the Company received from its Professional Geologist a preliminary NI 43-101 report detailing the nominally expected value of the minerals acquired in the Conglomerate Mesa claims.  This information was disseminated in a press release dated July 6, 2010.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. We have completed all payments and stock issuances in connection with the acquisition of the Conglomerate Mesa Claims and have begun preparation of the NI43-101 Report to establish the expected value of the claims in mid 2010.  In July 2010, we received a preliminary report from our professional geologist indicating a significant value to the mineralization’s found on the property.  Our company has not generated revenues since inception and has accumulated losses of $3,251,312 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six month periods ended May 31, 2010 and 2009 which is included herein.

Our operating results for the six month periods ended May 31, 2010 and 2009 are summarized as follows:

	Six Months Ended May 31,		Cumulative Amount from Aug 10, 2007 to
	2010	2009	May 31, 2010
Operating expenses	$2,719,260	20,208	$3,099,309
Net Loss	$(2,860,800)	(20,208)	$(3,251,312)

Revenues

We did not earn any revenues for the six months ended May 31, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three and six month periods ended May 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended May 31,		Six Months Ended May 31,		Cumulative amount August 10, 2007 to
	2010	2009	2010	2009	May 31, 2010
General and administrative	$60,169	$8,448	$2,676,185	$18,384	$2,986,509
Bank charges and interest	32	18	487	69	965
Foreign exchange loss (gain)	(318)	1,687	4,213	1,756	5,526
Mineral claim maintenance and geological costs	38,375	-	38,375	-	106,309
Total	$98,258	$10,152	$2,719,260	$20,208	$3,099,309

General and Administrative

The increase in our general and administrative expenses for the three and six month periods ended May 31, 2010 compared to the comparative period ended May 31, 2009 was primarily due to consulting fees paid in connection with the acquisition of the Conglomerate Mesa Claims and professional fees in connection with our filings with the SEC and the inquiry by the British Columbia Securities Commission (“BCSC”) into trading in the Company’s common stock.

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

Liquidity and Capital Resources

Working Capital
			Percentage
	May 31,	November 30,	Increase
	2010	2009	(Decrease)
Current Assets	$1,015	$1,438	(29.4	% )
Current Liabilities	$456,041	$147,664	208.8%
Working Capital (Deficiency)	$(455,026)	$(146,226)	(211.2	% )

Cash Flows
	Six Months Ended May 31,		Percentage Increase /
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(102,474)	$(14,011)	(631.4%	)
Cash Used in Investing Activities	$(178,000)	$-	N/A
Cash Provided by Financing Activities	$280,051	$-	N/A
Net Increase (Decrease) in Cash	$(423)	$(14,011)	(97.0%	)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $102,474 during the six month period ended May 31, 2010 and $14,011 during the six month period ended May 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The cash used in investing activities of $178,000 during the six month period ended May 31, 2010 was used in connection with payments required under the Mineral Agreement acquiring the Conglomerate Mesa claims.

Cash Provided by Financing Activities

During the six month period ended May 31, 2010:

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

The Company raised $88,700 from short term loans by a Shareholder.  The loan carries no interest and is du on demand.

The Company raised $1,351 from a demand note from an officer.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 61,033,333 shares of common stock issued and outstanding. We have 100,000 one year warrants outstanding at an exercise price of $0.50 per share.  These warrants expire in October 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2010, our company has accumulated losses of $3,251,312 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended November 30, 2009, our independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	July 15, 2010	Date:	July 15, 2010