Form 10-Q
period 2010-08-31
Sungro Minerals Inc.
filed 2010-10-20
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of October 18, 2010 was 62,033,333
The number of shares of preferred stock outstanding as of October 18, 2010 was – 0 -

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2010	November 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12	$438
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	1,012	1,438

MINERAL RIGHTS	2,802,000	24,000

	$2,803,012	$25,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$83,536	$31,539
Accrued expenses	119,492	30,583
Convertible debentures due in one year (net of debt discount of $58,461)	36,539	-
Notes payable (net of debt discount of $4,441 and $44,408)	306,280	65,592
Due to former CEO	21,223	19,950
Due to officers	3,471	-
Derivative instrument liability	77,979	-
TOTAL CURRENT LIABILITIES	648,520	147,664

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized shares - 1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares - 375,000,000 shares; 62,033,333 and 48,750,000 shares issued and outstanding	62,033	48,750
Common stock to be issued, $0.001 par value, 80,213 shares	80	133
Additional paid-in capital	7,904,196	219,403
Deficit accumulated during the exploration stage	(5,811,817)	(390,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,154,492	(122,226)

	$2,803,012	$25,438

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended August 31,		For the nine months ended August 31,		Cumulative amount from Inception (August 10, 2007) through
	2010	2009	2010	2009	August 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING EXPENSES:
General and administrative	$2,375,504	$23,801	$5,051,689	$42,185	$5,362,012
Bank charges and interest	369	18	856	87	1,334
Foreign exchange (gain) loss	722	(2,814)	4,935	(1,059)	6,248
Mineral claim maintenance and geological costs	57,901	52,945	96,276	52,945	164,210
TOTAL OPERATING EXPENSES	2,434,496	73,950	5,153,756	94,158	5,533,804

OPERATING LOSS	(2,434,496)	(73,950)	(5,153,756)	(94,158)	(5,533,804)

INTEREST EXPENSE	(10,147)	-	(25,042)	-	(35,505)
MARK TO MARKET	(18,114)	-	(18,114)	-	(18,114)
AMORTIZATION OF NOTE DISCOUNT	(97,748)	-	(224,393)	-	(224,394)

NET LOSS	$(2,560,505)	$(73,950)	$(5,421,305)	$(94,158)	$(5,811,817)

BASIC AND DILUTED - LOSS PER SHARE	$(0.04)	$(0.00)	$(0.10)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	61,366,666	48,750,000	55,814,667	48,750,000

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended August 31,		Cumulative amount from Inception (August 10, 2007) through
	2010	2009	August 31, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,421,305)	$(94,158)	$(5,811,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	65,027	-	73,909
Stock issued for compensation	4,785,000	-	4,785,000
Beneficial conversion and warrants issued for services	159,365	-	159,365
Change in fair value of derivative	18,114	-	18,114

Changes in assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	142,181	11,225	204,303
Net cash used in operating activities	(251,618)	(82,933)	(572,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	(178,000)	-	(202,000)
NET CASH USED IN INVESTING ACTIVITIES	(178,000)	-	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	14,996	14,996
Proceeds from notes payable	200,721	-	310,721
Proceeds from private placement	30,000	100,000	230,000
Proceeds from convertible debentures	195,000	-	195,000
Proceeds from officer and prior CEO	3,471	22,685	23,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	429,192	137,681	774,138

NET INCREASE (DECREASE) IN CASH	(426)	54,748	12

CASH - BEGINNING OF PERIOD	438	14,310	-

CASH - END OF PERIOD	$12	$69,058	$12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,034	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$2,600,000	$-

See notes to unaudited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
 For the nine months ended August 31, 2010 and 2009

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $5,421,305 for the nine months ended August 31, 2010, and has an accumulated deficit of $5,811,817.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2009 included in the Company’s filing of Form 10K.

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

As of August 31, 2010, the Company only operates in the United States.

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

h)   Fair Value Measurements

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of August 31, 2010:

Fair Value Measurements at August 31, 2010
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	August 31, 2010	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$77,979	$-	$-	$77,979

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	August 31,	November 30,
	2010	2009
Beginning balance	$-	$-
Derivative liabilities recorded	96,093	-
Net unrealized gain on change in fair value of derivative liabilities	(18,114)	-
Ending balance	$77,979	$-

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

4.	Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 3 convertible debentures (see note 3h) issued during the third quarter of 2010 for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 60% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

As a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	August 31,	Date of
	2010	issuance
$55,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	105.99%	97.26%
Weighted Average life (months)	6	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	105.99%	97.26%
Weighted Average life (months)	7	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	105.99%	97.26%
Weighted Average life (months)	10	12

Fair Value	$77,979	$96,093

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

On the date of issuance the derivative liabilities associated with the debentures was $96,093. At August 31, 2010, the derivative liability associated with the debenture was revalued to $77,979.  The $18,114 decrease in the derivative liability at August 31, 2010 is included as gain on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and six months ended August 31, 2010

5.	Notes Payable

In October 2009, the Company raised $110,000 from a one year note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

In December 2009, the Company raised $60,000 from a demand note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

Between December 2009 and August 2010, the Company raised $140,721 from a series of payments of Company expenses by a shareholder.  The payments are recorded as a demand note and carry interest at a rate of 15% per annum.

6.	Mineral Properties

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

From time to time, our former CEO, Mal Bains lent money to the Company.  At August 31, 2010 the balance owed was $21,223.  The balance does not bear interest and is due on demand.

During 2009, a stockholder provided a personal guarantee on a note taken by the Company.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which was recorded as additional paid-in capital.

During the nine months ended August 31, 2010, the Company received advances from its CFO, Erwin Vahlsing, Jr. totaling $3,471 to cover miscellaneous administrative costs.  These advances are non-interest bearing and payable upon demand.

8.	Capital Stock

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

In February 2010, the Company issued 500,000 common shares to Frederick Pucillo, Jr., the Company’s president and a director at a price of $0.50 per share as compensation.

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

In June 2010, the Company issued 5,500,000 common shares to Internet Marketing Solutions, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.39 per share the closing market price on the date of issuance.

In June 2010, the Company issued 1,000,000 common shares in connection with the conversion of a $100,000 convertible debenture issued in December 2009.  The conversion was priced at $0.10 per share.

In August 2010, the Company issued 1,000,000 common shares to Thomas Craft, Jr., a member of the Company’s board of directors at a price of $0.14 per share as compensation.  The price was the closing market price on the date of grant.

9.	Commitments and Contingencies

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

10.	Subsequent Events

On September 24, 2010, the Company entered into a six month Convertible Promissory Note with Asher Enterprises, Inc. in the face amount of twenty seven thousand dollars ($27,000).  The note carries interest at a rate of 8% per annum, and is convertible at 60% of the lowest three (3) Trading Prices during the ten (10) Trading Day period ending one Trading Day prior to the date of conversion.

In September 2010, the Company’s Board of Directors determined it was in the best interest of the Company to change transfer agents.  The new transfer agent will be Signature Stock Transfer, Inc. of Plano, Texas, and the transition should be completed during October 2010.

In September 2010, the Company’s Board of Directors granted Frederick J. Pucillo, Jr., its president, and Erwin Vahlsing, Jr., its CFO 1,500,000 shares each of the Company’s common stock.  The shares were granted at a price of $0.10 per share the price the market price at the time of the grant being awarded.  The shares will physically be issued upon completion of the change in transfer agents referenced above.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. We have completed all payments and stock issuances in connection with the acquisition of the Conglomerate Mesa Claims and have begun preparation of the NI43-101 Report to establish the expected value of the claims in mid 2010.  In July 2010, we received a preliminary report from our professional geologist indicating a significant value to the mineralization’s found on the property.  Our company has not generated revenues since inception and has accumulated losses of $5,811,817 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine month periods ended August 31, 2010 and 2009 which is included herein.

Our operating results for the nine month periods ended August 31, 2010 and 2009 are summarized as follows:

	Nine Months Ended August 31,		Cumulative Amount from Aug 10, 2007 to
	2010	2009	Aug 31, 2010
Operating expenses	$5,153,756	$94,158	$5,533,804
Net Loss	$(5,421,305)	$(94,158)	$(5,811,816)

Revenues

We did not earn any revenues for the nine months ended August 31, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three and nine month periods ended August 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended August 31,		Nine Months Ended August 31,		Cumulative amount August 10, 2007 to
	2010	2009	2010	2009	Aug 31, 2010
General and administrative	$2,375,504	$23,801	$5,051,689	$42,185	$5,362,012
Bank charges and interest	369	18	856	87	1,334
Foreign exchange loss (gain)	722	(2,814)	4935	(1,059)	6,248
Mineral claim maintenance and geological costs	57,901	52,945	96,276	52,945	164,210
Total	$2,434,496	$73,950	$5,153,756	$94,158	$5,533,804

General and Administrative

The increase in our general and administrative expenses for the three and nine month periods ended August 31, 2010 compared to the comparative period ended August 31, 2009 was primarily due to consulting fees paid in connection with the acquisition of the Conglomerate Mesa Claims and professional fees in connection with our filings with the SEC and the inquiry by the British Columbia Securities Commission (“BCSC”) into trading in the Company’s common stock.

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

Liquidity and Capital Resources

Working Capital

			Percentage
	August 31,	November	Increase
	2010	30, 2009	(Decrease)
Current Assets	$1,012	$1,438	(29.6	% )
Current Liabilities	$648,520	$147,664	339.2%
Working Capital (Deficiency)	$(647,508)	$(146,226)	(342.8	% )

Cash Flows

	Nine Months Ended August 31,		Percentage Increase/
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(251,618)	$(82,933)	203.4%
Cash Used in Investing Activities	$(178,000)	$-	N/A
Cash Provided by Financing Activities	$429,192	$137,681	211.7
Net Increase (Decrease) in Cash	$(426)	$54,748	(100.8%)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $251,618 during the nine month period ended August 31, 2010 and $82,933 during the nine month period ended August 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The cash used in investing activities of $178,000 during the nine month period ended August 31, 2010 was used in connection with payments required under the Mineral Agreement acquiring the Conglomerate Mesa claims.

Cash Provided by Financing Activities

During the nine month period ended August 31, 2010:

The Company raised $60,000 from a short term Note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company raised $100,000 from the sale of a one year convertible debenture to an unaffiliated, accredited investor.  The debenture is convertible at $0.10 per share.

The Company raised $90,000 from the sale of a nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The Company raised $5,000 from the sale of a one year convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The Company raised $30,000 from the private placement of 60,000 shares of restricted common stock to a non-affiliated accredited investor at a price of $0.50 per share.

The Company raised $140,721 from short term loans by a Shareholder.  The loan carries interest at 15% per annum and is due on demand.

The Company raised $3,471 from a demand note from an officer.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 62,033,333 shares of common stock issued and outstanding. We have 100,000 one year warrants outstanding at an exercise price of $0.50 per share.  These warrants expire in October 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2010, our company has accumulated losses of $5,811,817 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	October 20, 2010	Date:	October 20, 2010