Form 10-K
period 2010-11-30
Sungro Minerals Inc.
filed 2011-03-15
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2010
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 5 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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
Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as of March 14, 2011 was 79,433,932 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $5,560,375 based on the closing price of the Registrant's common stock of $0.07 on March 14, 2011 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 14, 2011 there were 87,067,217 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at March 14, 2011: 87,067,217

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

About Our Company

Sungro Minerals, Inc. is an early stage Mining and Exploration Company seeking to acquire, develop, and manage various mineral properties and resources. In August 2009, the Company entered into an agreement to acquire the mineral rights to 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  The Company continues to evaluate other properties for acquisition or development.

In February 2011, the Company received its first report on the potential mineralization of the Conglomerate Mesa.  The report is based on the Canadian standard or National Instrument 43-101.  The report provides estimates of the minerals including an estimated 2,000,000 ounces of gold as well as significant silver, lead, and zinc deposits.  The report can be viewed on our website at http://sungrominerals.com/images/report.pdf.

Conglomerate Mesa Claims

Pursuant to an agreement dated August 27, 2009 we acquired, the mineral rights to 331 unpatented lode mining claims know as the Conglomerate Mesa from Mr. Steven Van Ert, and Mr. Noel Cousins, the registered owners of the Conglomerate Mesa Claims. The Conglomerate Mesa Claims are located in Inyo County, California.

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

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro has made payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock1
Steven Van Ert	$170,000	2,210,000 shares

Noel Cousins	$30,000	390,000 shares

Total	$200,000	2,600,000 shares

1 - Shares issued into escrow and to be released in accordance with the schedule below:

Escrow Release Date	Steven Van Ert	Noel Cousins	Total	Completed
February 2010	255,000	45,000	300,000	√
January 1, 2011	425,000	75,000	500,000	√
January 1, 2012	425,000	75,000	500,000
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

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

Employees

We presently have three employees our Chief Executive Officer / President, our Chief Financial Officer, both of whom are directors of the Company, and a person supporting Investor Relations.  We expect that as we begin development of the Conglomerate Mesa property, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

We are an Exploration Stage Company, as such; you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 and is a start-up, Exploration Stage Company. We have no operating history and we did not have any business prior to our organization. During the fiscal year ended November 30, 2010, we incurred $48,815 in claims fees paid to the Bureau of Land Management to preserve the Conglomerate Mesa claims in good standing, and $178,000 to complete the required cash component of the acquisition of the Conglomerate Mesa claims as well as issuing 2,600,000 common shares at $1.00 per share to complete the contract.  We incurred a total of $8,287,246 in expenses from inception to November 30, 2010.

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

We have not generated revenue, nor are we likely to generate revenue within the next twelve to eighteen months.  We are an exploration stage company.  Consequently, there is no meaningful historical operating or financial information about our business upon which to evaluate future performance.

We cannot assure generation of significant revenues, sustained profitability or generation of positive cash flow from operating activities in the future. If we cannot generate enough revenue, our business may not succeed and our Common Stock may have little or no value.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2010 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2010, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $943,677 and current assets of $2,367 at November 30, 2010, and a working capital deficiency of $941,310.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

We Have Been The Subject Of A Going Concern Opinion As Of November 30, 2010 And November 30, 2009 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the years ended November 30, 2010 and 2009.  We have incurred losses of $7,896,734 and $292,155 for the years ended November 30, 2010 and 2009, and a cumulative loss since inception of $8,287,246, and that we had a working capital deficiency of $941,310 at November 30, 2010 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2010, we had cash in the amount of $1,367, and current liabilities of $943,677. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel.

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

We Are Subject To Municipal and Other Local Regulation.

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to explore or develop mineral deposits. A municipality’s decision to require Sungro to obtain permits or licenses could delay or impede the development of revenue model, as well as force us to incur additional costs.

We May Face Opposition Regarding Development of the Minerals Contained On Our Claims
.
There may face environmental and developmental opposition regarding the development of the mineral claims that we own.  This opposition may be sufficient to cost the Company significant funds to overcome if at all.  There can be no certainty with regard to the outcome of such opposition if it should develop.  If the opposition is successful in their efforts, it may render the claims valueless with a similar impact on the value of the Company’s Common Stock.

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

Risks Relating to Financing Arrangements - The Conversion Price Feature of Notes, Preferred Stock, and Debentures May Encourage Short Sales in the Company’s Common Stock.

The Company has issued convertible debentures in connection with its financing needs.  These debentures are convertible at a variable price that is computed as sixty percent of the average of the lowest three days closing bid price prior to the date of conversion.

The downward pressure on the price of the common stock as the selling stockholders under both these financings convert and sell amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes and related warrants, and Series B preferred stock, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares.

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

There has been only a limited public market for Sungro's common stock. An active trading market for Sungro's stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of Sungro's common stock may decline as the result of announcements by Sungro or its competitors, variations in Sungro's results of operations, and market conditions in the real estate and commodities markets in general.

Rules of the Securities and Exchange Commission concerning late report filings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have acquired 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  The Company must maintain periodic payments on these claims to the Bureau of Land Management.

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

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 14, 2011, there were approximately 82 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on September 24, 2008. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low

Feb. 28, 2009	$0.35	$0.35
May 31, 2009	$0.35	$0.35
Aug. 31, 2009	$1.91	$1.01
Nov. 30, 2009	$1.01	$1.01
Feb. 28, 2010	$1.70	$0.51
May 31, 2010	$1.00	$0.251
Aug. 31, 2010	$0.425	$0.14
Nov. 30, 2010	$0.25	$0.015

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

In February 2010, the Company issued 500,000 common shares to the Company’s president and a director at a price of $0.50 per share as compensation.

In February 2010, the Company issued 500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.50 per share the price on the closing date of the consulting agreement.

In February 2010, the Company issued 2,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $1.00 per share the same price as the shares were issued in connection with the Conglomerate Mesa closing.

In June 2010, the Company issued 5,500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.39 per share the closing market price on the date of issuance.

In June 2010, the Company issued 1,000,000 common shares in connection with the conversion of a $100,000 convertible debenture issued in December 2009.  The conversion was priced at $0.10 per share.

In August 2010, the Company issued 1,000,000 common shares to a member of the Company’s board of directors at a price of $0.14 per share as compensation.  The price was the closing market price on the date of grant.

In September 2010, the Company issued 9,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.175 per share the closing market price on the date of issuance.

In September 2010, the Company issued 1,500,000 common shares to its CEO, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In September 2010, the Company issued 1,500,000 common shares to its CFO, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In September 2010, the Company issued 1,000,000 common shares to an employee, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In October 2010, the Company issued 1,976,284 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0548 per share the closing market price on the date of issuance.

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

Financial Condition

As of November 30, 2010, Sungro had total current assets of $2,367 and total current liabilities of $943,677 for a net working capital deficit of $941,310. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional mineral properties, develop the properties we have, or acquire a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

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

Liquidity

Sungro's internal sources of liquidity will be loans that may be available to Sungro from management. Although Sungro has no written arrangements with its management, Sungro expects that the officers may provide Sungro with nominal liquidity, when and if it is required.

Sungro's external sources of liquidity will be private placements for equity and debt financing.

On July 26, 2009, the Company completed the private placement of $100,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.75 per share.

On October 26, 2009, the Company borrowed $110,000 from the sale of demand notes to a non-affiliated, accredited investor.  The Company issued 100,000 warrants at $0.50 per share that are exercisable for one year.  In addition, a shareholder provided a personal guarantee to the investor for the loan and accrued but unpaid interest.  In October 2010 when the demand note became due, the investor extended the due date to October 26, 2010, and the Company issued 150,000 warrants at $0.049 per share to replace the expired warrants.

In December 2009, the Company borrowed $60,000 from the sale of a demand note to a non-affiliated accredited investor.

Between December 2009 and November 2010, the Company borrowed $231,507 from a non-affiliated accredited investor.  The loans are due on demand and carry interest at 15% per year.

In February 2010, the Company issued 50,000 common shares for gross proceeds of $25,000 under a Subscription Agreement with a non-affiliated, accredited investor.

In June 2010, the Company borrowed $55,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In June 2010, the Company borrowed $35,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In July 2010, the Company borrowed $5,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 10% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In September 2010, the Company borrowed $27,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In November 2010, the Company borrowed $40,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing. If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2010, Sungro had total assets of $2,804,367, total liabilities of $943,677 and a working capital deficit of $941,310, compared with a net working capital of $146,226 as of November 30, 2009. The assets are comprised of cash of $1,367, prepaid expenses of $1,000, and mineral rights of $2,802,000. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

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

Results of Operations

We did not earn any revenues for the fiscal year ended November 30, 2010 and from inception on August 10, 2007 to November 30, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $7,896,734 during the fiscal year ended November 30, 2010, and total expenses in the amount of $292,155 during the fiscal year ended November 30, 2009.

	Years Ended November 30,
Expense Item	2010	2009
Mineral Property Maintenance	$112,715	$58,223
Royalty Payments	150,000	-
Conglomerate Mesa Acquisition – value of shares issued	2,600,000	-
Payroll and bonuses	664,000	-
Consulting	3,959,893	16,500
Accounting	24,350	42,700
Legal	83,311	153,380
Amortization of debt discount	208,477	-
Other	93,988	21,352
Total	$7,896,734	$292,155

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

Subsequent Events

In December 2010, The Company issued 4,666,518 common shares in connection with the conversion of $62,389 of convertible debentures and interest.  The shares were issued at an average price of $0.0134 per share.

In December 2010, the Company issued 1,500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.047 per share the closing market price on the date of issuance.

In December 2010, the Company issued 2,500,000 common shares for gross proceeds of $50,000 under a Subscription Agreement with a non-affiliated, accredited investor.  The shares were issued at a price of $0.02 per share.

In December 2010, the Company borrowed $60,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In January 2011, the Company issued 1,023,894 common shares in connection with the conversion of $27,000 of convertible debentures and interest.  The shares were issued at an average price of $0.0264 per share.

In January 2011, the Company issued 1,000,000 common shares to its CEO as a grant for services.  The shares were issued at a price of $0.05 per share the market price on the date of grant.

In January 2011, the Company issued 1,500,000 common shares to an employee as a grant for services.  The shares were issued at a price of $0.05 per share the market price on the date of grant.

In January 2011, the Company borrowed $75,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In February 2011, the Company issued 367,188 common shares in connection with the conversion of $9,400 of convertible debentures and interest.  The shares were issued at an average price of $0.0256 per share.

In February 2011, the Company issued 1,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0275 per share the closing market price on the date of issuance.

In February 2011, the Company borrowed $30,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In February 2011, the Company received its first report on the potential mineralization of the Conglomerate Mesa.  The report is based on the Canadian standard or National Instrument 43-101.  The report provides estimates of the minerals including an estimated 2,000,000 ounces of gold as well as significant silver, lead, and zinc deposits.  The report can be viewed on our website at http://sungrominerals.com/images/report.pdf.

Critical Accounting Policies

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

Cautionary Note to U.S. Investors

This report on Form 10K may use the terms "measured resources," "indicated resources," "inferred resources," and "historical resources" which are calculated in accordance with the Canadian National Instrument 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification system. The United States Securities and Exchange Commission (the "SEC") does not recognize these terms and the SEC guidelines (Industry Guide 7) provide that such terms shall not be included in a registrant's filings with the SEC (unless required to be disclosed by foreign or state law).  The SEC permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. "Inferred resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an "inferred mineral resource" will ever be upgraded to a higher category.  U.S. investors are cautioned not to assume that any part or all of a measured, indicated or inferred resource exists or is economically or legally mineable. U.S. investors are urged to consider closely the disclosure in our Form 10-K which may be secured from us, or from the SEC's website at http://www.sec.gov.

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

SUNGRO MINERALS, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

INDEX

Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 2

FINANCIAL STATEMENTS:

Balance Sheets	F - 3

Statements of Operations	F - 4

Statements of Stockholders' Equity (Deficit)	F - 5

Statements of Cash Flows	F - 6

Notes to Financial Statements	F - 7 to F - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sungro Minerals, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Sungro Minerals, Inc. (An Exploration Stage Company) (the “Company”) as of November 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2010 and 2009 and for the period from inception (August 10, 2007) to November 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungro Minerals, Inc. (An Exploration Stage Company) as of November 30, 2010 and 2009 and the results of their operations and their cash flows for the years ended November 30, 2010 and 2009 and from the period from inception (August 10, 2007) to November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 14, 2011

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2010	November 30, 2009

ASSETS

CURRENT ASSETS:
Cash	$1,367	$438
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	2,367	1,438

MINERAL RIGHTS	2,802,000	24,000

	$2,804,367	$25,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$40,793	$31,539
Accrued expenses	43,970	30,583
Accrued payroll	150,750	-
Convertible debentures (net of debt discount of $67,178 and $0)	94,822	-
Notes payable (net of debt discount of $6,125 and $44,408)	395,382	65,592
Due to former CEO	20,473	19,950
Due to officers	58,254	-
Derivative liability	139,233	-
TOTAL CURRENT LIABILITIES	943,677	147,664

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 77,009,617 and 48,750,000 shares issued and outstanding	77,009	48,750
Common stock to be issued, $.001 par value, 2,506,667 and 133,333 shares	2,506	133
Additional paid-in capital	10,068,421	219,403
Deficit accumulated during the exploration stage	(8,287,246)	(390,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,860,690	(122,226)

	$2,804,367	$25,438

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative amount
			from Inception
	Year Ended November 30,		(August 10, 2007) through
	2010	2009	November 30, 2010
OPERATING EXPENSES:
General and administrative	$7,371,647	$221,665	$7,681,970
Bank charges and interest	1,087	311	1,565
Foreign exchange loss	3,076	1,492	4,389
Mineral claim maintenance and geological costs	262,715	58,223	330,650
TOTAL OPERATING EXPENSES	7,638,525	281,691	8,018,574

OPERATING LOSS	(7,638,525)	(281,691)	(8,018,574)

INTEREST EXPENSE	(40,520)	(10,464)	(50,983)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	(9,212)	-	(9,212)
AMORTIZATION OF DEBT DISCOUNT	(208,477)	-	(208,477)

NET LOSS	$(7,896,734)	$(292,155)	$(8,287,246)

BASIC AND DILUTED - LOSS PER SHARE	$(0.13)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	60,948,714	48,750,000

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional		Total
	($.001 par value)		Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	To be issued	Capital	Deficit	Equity (Deficit)

Balance, August 10, 2007 (Inception)	-	$-	$-	$-	$-	$-
Adjsuted for 5:1 forward stock split
Issuance of stock for:
Subscription Agreement - $0.001 per share	25,000,000	25,000	-	(20,000)	-	5,000
Subscription Agreement - $0.02 per share	23,750,000	23,750	-	71,250	-	95,000

Net loss	-	-	-	-	(26,395)	(26,395)

Balance, November 30, 2007	48,750,000	48,750	-	51,250	(26,395)	73,605

Net loss	-	-	-	-	(71,962)	(71,962)

Balance, November 30, 2008	48,750,000	48,750	-	51,250	(98,357)	1,643

Capital provided by stockholder	-	-	-	14,996	-	14,996
Issuance of warrants	-	-	-	53,290	-	53,290
Common stock to be issued	-	-	133	99,867	-	100,000

Net loss	-	-	-	-	(292,155)	(292,155)

Balance, November 30, 2009	48,750,000	48,750	133	219,403	(390,512)	(122,226)

Issuance of stock for:
Conversion of debentures	1,000,000	1,000		99,000	-	100,000
Private placement	50,000	50		24,950	-	25,000
Compensation	24,476,284	24,476		6,967,824	-	6,992,300
Acquisition of Mineral Agreement	2,600,000	2,600		2,597,400	-	2,600,000
Beneficial conversion		-		100,000	-	100,000
Issuance of warrants		-		7,350		7,350
Common stock to be issued		-	2,506	52,494	-	55,000
Issuance of stock to be issued	133,333	133	(133)			-

Net loss	-	-			(7,896,734)	(7,896,734)

Balance, November 30, 2010	77,009,617	$77,009	$2,506	10,068,421	$(8,287,246)	$1,860,690

See notes to audited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cummulative amount
			from Inception
			(August 10, 2007)
	Year Ended November 30,		through
	2010	2009	November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,896,734)	$(292,155)	$(8,287,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	208,477	8,882	217,359
Stock issued for compensation	6,992,300	-	6,992,300
Change in fair value of derivative liability	9,212	-	9,212

Changes in assets and liabilities:
Prepaid expenses	-	(1,000)	(1,000)
Accounts payable and accrued expenses	173,390	49,455	235,512
NET CASH USED IN OPERATING ACTIVITIES	(513,355)	(234,818)	(833,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	(178,000)	(24,000)	(202,000)
NET CASH USED IN INVESTING ACTIVITIES	(178,000)	(24,000)	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	14,996	14,996
Proceeds from notes payable	291,507	110,000	401,507
Proceeds from private placement	80,000	100,000	280,000
Proceeds from convertible debentures	262,000	-	262,000
Proceeds from officers and prior CEO	58,777	19,950	78,727
NET CASH PROVIDED BY FINANCING ACTIVITIES	692,284	244,946	1,037,230

NET INCREASE (DECREASE) IN CASH	929	(13,872)	1,367

CASH - BEGINNING OF PERIOD	438	14,310	-

CASH - END OF PERIOD	$1,367	$438	$1,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,744	$-
Cash paid for interest	$13,034	$1,582

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$2,600,000	$-

See notes to audited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $7,896,734 for the year ended November 30, 2010, and has an accumulated deficit of $8,287,246. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830 "Foreign Currency Matters" as follows:

i) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii) non-monetary assets at historical rates; and

iii) revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

2.	Significant Accounting Policies (continued)

e)	Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

f)	Basic and Diluted Loss Per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

g)	Financial Instruments

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

2.	Significant Accounting Policies (continued)

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (see Note 8).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2010:

	Fair Value Measurements at November 30, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
	$-	$-	$139,233	$139,233
Derivative liability - Total	$-	$-	$139,233	$139,233

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2010 and 2009, with the exception of its notes payable.  The carrying amount of the notes payable at November 30, 2010 and 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2010 and 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

2.	Significant Accounting Policies (continued)

Effective December 1, 2007, the Company adopted ASC 740 which requires that the Company recognize in the financial statements, the impact of a tax position if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

i)	Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

j)	Revenue Recognition

As of November 30, 2010 and 2009, the Company had no revenues to report.

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

l)	Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

3.	Mineral Rights

On August 27, 2009, the Company entered into a Mineral Agreement (the "Agreement") with unrelated parties to acquire a 100% interest in 341 unpatented lode mining claims known as the Conglomerate Mesa.  The claims are located in Inyo Mountain County, California.

By written, mutual agreement between the parties, the final closing of the Agreement was extended to February 15, 2010.  Under the agreement, Sungro was required to make all filings related to the Conglomerate Mesa Properties, to maintain the Conglomerate Mesa Claims in good standing by preparing and filing and paying claim fees to the Bureau of Land Management, and keeping the claim area free and clear of all liens and encumbrances.

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro has made payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock1	Stock Price	Total Value
Steven Van Ert	$170,000	2,210,000 shares	$1.00	$2,380,000

Noel Cousins	$30,000	390,000 shares	$1.00	$420,000

Total	$200,000	2,600,000 shares	$1.00	$2,800,000

1 - Shares issued into escrow and to be released in accordance with the schedule below:

Escrow Release Date	Steven Van Ert	Noel Cousins	Total
February 2010	255,000	45,000	300,000
January 1, 2011	425,000	75,000	500,000
January 1, 2012	425,000	75,000	500,000
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

In addition, the Company must make the following royalty payments:

Date	Minimum Royalty	Royalty % of Net Smelter Returns
Second Anniversary	$200,000	4%
Third Anniversary on	$250,000	4%

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

4.	Capital Stock

a)	Authorized

Authorized capital stock consists of:

1,000,000 preferred shares with a par value of $0.001 per share; and

375,000,000 common shares with a par value of $0.001 per share

b)	Share Issuances

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

In January 2010, the Company issued 2,600,000 common shares in connection with the closing of the Mineral Agreement for the Conglomerate Mesa project.  The transaction closed on February 16, 2010.  The shares were valued at $1.00 per share which is the market price of the stock on the date of closing.

In February 2010, the Company issued 50,000 common shares for gross proceeds of $25,000 under a Subscription Agreement with a non-affiliated, accredited investor.

In February 2010, the Company issued 500,000 common shares to the Company’s president and a director at a price of $0.50 per share as compensation.

In February 2010, the Company issued 500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.50 per share the price on the closing date of the consulting agreement.

In February 2010, the Company issued 2,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $1.00 per share the same price as the shares were issued in connection with the Conglomerate Mesa closing.

In June 2010, the Company issued 5,500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.39 per share the closing market price on the date of issuance.

In June 2010, the Company issued 1,000,000 common shares in connection with the conversion of a $100,000 convertible debenture issued in December 2009.  The conversion was priced at $0.10 per share.

In August 2010, the Company issued 1,000,000 common shares to a member of the Company’s board of directors at a price of $0.14 per share as compensation.  The price was the closing market price on the date of grant.

In September 2010, the Company issued 9,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.175 per share the closing market price on the date of issuance.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

4.	Capital Stock (continued)

In September 2010, the Company issued 1,500,000 common shares to its CEO, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In September 2010, the Company issued 1,500,000 common shares to its CFO, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In September 2010, the Company issued 1,000,000 common shares to an employee, in connection with the signing of a five year Employment Agreement.  The shares were issued at a price of $0.131 per share the average closing market price from the Agreements effective date until its ratification by the Board.

In October 2010, the Company issued 1,976,284 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0548 per share the closing market price on the date of issuance.

5.	Warrants

From time to time, the Company has issued warrants in connection with the issuance of certain financial instruments.

During the year ended November 30, 2009, the Company issued 100,000 warrants in connection with a loan, the warrants were issued at an exercise price of $0.050 per share. The Company recorded the fair value of $53,290 as a debt discount based on the Black-Scholes valuation and amortized this over the life of the note.  (See Note 9)

During the year ended November 30, 2010, the Company issued 150,000 warrants in connection with a loan, the warrants were issued at an exercise price of $0.049 per share.  The Company recorded the fair value of $7,350 as a debt discount based on the Black-Scholes valuation and is amortizing this over the life of the note.  (See Note 9)

During the year ended November 30, 2010, the Company issued 1,000,000 warrants at an exercise price of $0.050 per share. The warrants were issued in connection with a subscription agreement with an accredited investor. (See Note 9)

At November 30, 2010, the warrants issued in 2009 had expired unexercised.  (See Note 9)

Below are the currently unexercised, open warrants:

Date of issuance	Expiration Date	Number of Warrants	Exercise Price	Total Face Value

10/26/2010	10/26/2011	150,000	$0.049	$7,350.00
11/09/2010	11/09/2011	1,000,000	$0.050	$50,000.00
	Total	1,150,000	$0.0499 Avg.	$57,350.00

6.	Concentration Risk

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

6.	Concentration Risk (continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits as of November 30, 2010 and as of November 30, 2009.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

7.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2010	2009
Income tax benefit at Federal statutory rate of 35%	$2,764,000	$102,000
Income tax benefit, net of Federal effect	395,000	15,000
Permanent differences (primarily stock-based compensation)	(2,884,000)	(4,000)
Change in valuation allowance	(275,000)	(113,000)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2010	2009

Operating losses carried forward	$427,000	$113,000
Valuation allowance	(427,000)	(113,000)
	$-	$-

At November 30, 2010 the Company has available net operating losses of approximately $1,068,000 which may be carried forward to apply against future taxable income. These losses will expire in 2030. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

8.	Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 5 convertible debentures issued during the fiscal year convertible into shares of its common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price is equal to 60% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date a conversion notice is sent to the Company.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

8.	Derivative Liabilities (continued)

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	November 30,	Date of
	2010	issuance
$55,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	165.87%	97.26%
Weighted Average life (months)	3	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	165.87%	97.26%
Weighted Average life (months)	4	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	165.87%	97.26%
Weighted Average life (months)	7	12

$27,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	165.87%	97.26%
Weighted Average life (months)	5	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%
Annual rate of dividends	-	-
Volatility	165.87%	97.26%
Weighted Average life (months)	6	9

Fair Value	$139,233	$186,068

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

8.	Derivative Liabilities (continued)

On the date of issuance the derivative liabilities and debt discount associated with the debentures was $186,068 and $130,021, respectively. The $56,047 increase in the fair value of the derivative liability over the debt discount is recorded as mark to market loss at November 30, 2010. At November 30, 2010, the derivative liability associated with the debentures was revalued to $139,233.  The $46,835 decrease in the derivative liability at November 30, 2010 is recorded as a change in fair value of derivative liabilities in the Company’s statement of operations for the twelve months ended November 30, 2010.

9.	Notes Payable

In October 2009, the Company raised $110,000 from a one year note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum. The Company issued 100,000 warrants in connection with the October 2009 note. In October 2010, the note due date was extended to October 2011. The Company issued 150,000 warrants upon extension of the note (see Note 5).

In December 2009, the Company raised $60,000 from a demand note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

Between December 2009 and November 30, 2010, the Company raised $231,507 from a series of payments of its Company expenses or loans to the Company by a stockholder.  The payments are recorded as a demand note and carry interest at a rate of 15% per annum.

10.	Related Party Transactions

From time to time, the former CEO, Mal Bains lent money to the Company.  At November 30, 2010 the balance owed was $20,473.  The balance does not bear interest and is due on demand.

During 2009, a stockholder provided a personal guarantee on a note taken by the Company.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which was recorded as additional paid-in capital.

During the twelve months ended November 30, 2010, the Company received advances from its CFO, totaling $58,055 to cover various payments due under contracts and to cover administrative costs.  These advances are non-interest bearing and payable upon demand.

During the twelve months ended November 30, 2010, the Company received advances from its CEO, totaling $200 net of repayments during the period.  The funds were used to cover miscellaneous administrative costs.  These advances are non-interest bearing and payable upon demand.

11.	Commitments and Contingencies

In August, 2009, trading in the Company’s stock was temporarily suspended in British Columbia, Canada by the British Columbia Securities Commission (BCSC).  The temporary suspension was the result of what the BCSC termed “suspicious trading activity” due to a significant increase in the share price of the Company’s stock price.  Various stockholders, and the former CEO and President, Malkeet Bains have been interviewed.  To date, no charges of wrongdoing have been made against the Company; however, the BCSC has requested various documents and information as part of the investigation.  The Cease Trade Order is still in effect regarding trading in British Columbia, Canada, and the residents thereof.  The Company cannot be certain of the outcome of the proceedings; however, we do not believe they will impact the Company itself.  Accordingly, the Company has not reserved for any additional legal fees, which the Company believes will be nominal and expensed as incurred.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

11.	Commitments and Contingencies (continued)

Under a consulting agreement dated July 9, 2009 between Sungro and Internet Marketing Solutions, Inc. (IMS), IMS will provide services for business development, strategic planning, technology implementation, and mergers and acquisition.  IMS will receive a Consulting Fee of ten percent (10%) of the gross value of any projects or assets received by Sungro through IMS.

12.	Employment Contracts

In September 2010, the Company entered into five year Employment Contracts with its three employees.

Below is a summary of the basic terms of the Agreements:

•	Base Salary for the CEO and CFO	$120,000 per year

•	Base Salary for Investor relations	$100,000 per year

•	The officers received stock grants in connection with the contracts of:

o	CEO	1,500,000 common shares

o	CFO	1,000,000 common shares

o	Investor Relations	1,000,000 common shares

•	4% annual increases in Base Salary

•	Bonus provision if and when the Company reaches profitability

•	Other normal benefits provided such as health insurance as negotiated by the Company

13.	Subsequent Events

In December 2010, The Company issued 4,666,518 common shares in connection with the conversion of $62,389 of convertible debentures and interest.  The shares were issued at an average price of $0.0134 per share.

In December 2010, the Company issued 1,500,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.047 per share the closing market price on the date of issuance.

In December 2010, the Company issued 2,500,000 common shares for gross proceeds of $50,000 under a Subscription Agreement with a non-affiliated, accredited investor.  The shares were issued at a price of $0.02 per share.

In December 2010, the Company borrowed $60,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010 and 2009

13.	Subsequent Events (continued)

In January 2011, the Company issued 1,023,894 common shares in connection with the conversion of $27,000 of convertible debentures and interest.  The shares were issued at an average price of $0.0264 per share.

In January 2011, the Company issued 1,000,000 common shares to its CEO as a grant for services.  The shares were issued at a price of $0.05 per share the market price on the date of grant.

In January 2011, the Company issued 1,500,000 common shares to an employee as a grant for services.  The shares were issued at a price of $0.05 per share the market price on the date of grant.

In January 2011, the Company borrowed $75,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

In February 2011, the Company issued 367,188 common shares in connection with the conversion of $9,400 of convertible debentures and interest.  The shares were issued at an average price of $0.0256 per share.

In February 2011, the Company issued 1,000,000 common shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0275 per share the closing market price on the date of issuance.

In February 2011, the Company borrowed $30,000 from the sale of a convertible debenture to a non-affiliated accredited investor.  The debenture carries interest at 8% per year and is convertible into Common Stock based on a 40% discount to the average of the three lowest closing bid prices in the ten days prior to conversion.

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

None.

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

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

On December 15, 2009, Mr. Malkeet Bains, resigned as a Director, CEO, President, and Secretary of the Company.

The following table sets forth information about our executive officers and directors as of March 14, 2011.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	59	Director, President and CEO
Erwin Vahlsing, Jr. Warwick, RI	53	Director, Chief Financial Officer, Treasurer, and Secretary
Thomas Craft, Jr. Warwick, RI	44	Director

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

Thomas J. Craft, Jr., is a Florida attorney, specializing in federal securities law and mergers and acquisitions. He practices securities law in Florida. Mr. Craft has more than 15 years of experience in federal securities matters as well as the public markets generally. Mr. Craft has served on the board of directors of several public companies prior to joining the Company's board of directors on November 22, 2002. Mr. Craft has served as a member of our Audit Committee since 2002 and in April 2007 Mr. Craft was appointed as a member of our Compensation Committee and Nominating Committee. Mr. Craft has served as an officer and a director of Peregrine Industries, Inc., a public reporting company, since March 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. With the exception of the CFO, who has completed his Form 3 report but which as of the date of this filing had not been filed with the Commission, he also has not completed a Form 4 to update his holdings.  Aside from this, the Company is not aware of any Reporting Persons that have failed to file reports on a timely basis.

Mr. Pucillo has completed and filed his Form 3 indicating he is currently the owner of 3,019,500 common shares.

At the time of Mr. Vahlsing’ hiring, he completed his Form 3.  It appears the Company filed it on the Canadian, SEDA system and failed to file it on the SEC’s Edgar database.  The report is being updated with current information and will be filed subsequent to the date of this report.  Mr. Vahlsing is the owner at the time of this report of 3,000,000 common shares.

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

ITEM 11. EXECUTIVE COMPENSATION

To date, our directors do not currently receive and have never received any compensation for serving as a director of the Company. Presently, our officers are paid on a consulting basis for the time and efforts spent on behalf of the Company.  Effective September 2, 2010 the Company entered into Employment Agreements with our CEO, CFO, and Investor Relations.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities by the officers for the last three fiscal years.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.(4)	2010	$0	$0	$86,250	$196,500	0	0	0
Chief Executive Officer,	2009	$0	$0	$0	0	0	0	0
President, Director	2008	$0	$0	$0	0	0	0	0

Erwin Vahlsing, Jr.(5)	2010	$0	$0	$86,250	$196,500	0	0	0
Chief Financial Officer,	2009	$0	$0	$0	0	0	0	0
Secretary, Treasurer, Director	2008	$0	$0	$0	0	0	0	0

Malkeet Bains(3)	2009	$0	$0	$0	0	0	0	0
Former: Chief Executive Officer,	2008	$0	$0	$0	0	0	0	0
President, Director

See notes below:

(1)	The named executive officers received grants of restricted stock in connection with entry into 5 year employment agreements.

(2)	Salary was accrued with only partial payment made during the year 2010. The balance may be paid either in cash or stock.

(3)	On December 15, 2009, Mr. Bains resigned as Chief Executive Officer, Secretary, and Director.

(4)	Effective December 21, 2009 Mr. Pucillo was appointed as Chief Executive Officer, and Director. Mr. Pucillo did not have any association with the Company prior to this date.

5)
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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 14, 2011 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Frederick J. Pucillo, Jr. Chief Executive Officer, President, and Director	Common	3,019,500	3.5%
Erwin Vahlsing, Jr. Chief Financial Officer	Common	3,000,000	3.4%
Martin Bolodian Investor Relations	Common	1,500,000	1.7%
Malkeet Bains(2) – former officer	Common	25,000,000	28.7%
All officers & directors as a group	Common	29,519,500	37.3%
(1) The percentage of class is based on 87,067,217 shares of common stock outstanding as of March 14, 2011.
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

In September 2010, the Company entered into 5 year employment agreements with its three employees.  Below is a summary of the basic terms of the Agreements:

•	Base Salary for the CEO and CFO	$120,000 per year
•	Base Salary for Investor relations	$100,000 per year
•	The officers received stock grants in connection with the contracts of:
o	CEO	1,500,000 common shares
o	CFO	1,000,000 common shares
o	Investor Relations	1,000,000 common shares
•	4% annual increases in Base Salary
•	Bonus provision if and when the Company reaches profitability
•	Other normal benefits provided such as health insurance as negotiated by the Company

During 2009, a stockholder provided a personal guarantee for the repayment of principal and interest with regard to a one year loan which the Company accepted from an unaffiliated accredited investor.  During the year ended November 30, 2009, the same stockholder contributed money to the Company which is recorded as Additional Paid in Capital.

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2010 and 2009 the balance owed was $19,950 (CAD).  The balance does not bear interest and is due on demand.

During 2010, our CEO and CFO have from time to time lent money to the Company.  At November 30, 2010 they had lent a total of $58,254.  The balance does not bear interest and is due on demand.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The only director on our board that is independent Thomas Craft, Jr., our other two directors Mr. Pucillo and Mr. Vahlsing, are not independent, pursuant to the definition of an "independent director" set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2011.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2009 and 2008 by Sherb & Co., LP and MacKay LLP were as follows:

	Year ended Nov. 30, 2010	Year ended Nov. 30, 2009
Audit Fees	$35,500	$27,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.1	Property Option Agreement dated September 1, 2007 between Mr. Carl von Einsiedel and Sungro Minerals Inc., whereby Sungro has an option to acquire a 100% interest in and to the Chevron Property		S-1	10.1	02/22/08
10.2	Amendment to Property Option Agreement dated October 15, 2007 between Mr. Carl von Einsiedel and Sungro		S-1	10.2	02/22/08
10.3	Geologist Consulting Agreement dated September 6, 2007 between Foremost Geological Consulting and Sungro		S-1	10.3	02/22/08
10.4	Mineral Agreement for the Conglomerate Mesa claims dated August 27, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/03/09
10.5	Amendment No. 1 to Mineral Agreement dated September 17, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/23/09
10.6	Consulting and Fee Agreement dated July 1, 2009 between Internet Marketing Solutions, Inc. and Sungro		10-K	10.6	03/17/10
10.7	Employment Agreement dated September 2, 2010 between Frederick Pucillo, Jr. and Sungro	X
10.8	Employment Agreement dated September 2, 2010 between Erwin Vahlsing, Jr. and Sungro	X
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SUNGRO MINERALS INC.

Date: March 14, 2011	By:	/s/ Frederick J. Pucillo
Frederick J. Pucillo, President

Date: March 14, 2011	By:	/s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr., Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: March 14, 2011	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: March 14, 2011	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.