Form 10-Q
period 2011-02-28
Sungro Minerals Inc.
filed 2011-04-21
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of April 19, 2011 was 90,800,513
The number of shares of preferred stock outstanding as of April 19, 2011 was – 0 -

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	February 28, 2011	November 30, 2010
	(unaudited)
CURRENT ASSETS:
Cash	$301	$$1,367
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	1,301	2,367

MINERAL RIGHTS	2,802,000	2,802,000

	$2,803,301	$2,804,367

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,863	$40,793
Accrued expenses	51,428	43,970
Accrued payroll	178,850	150,750
Convertible debentures (net of debt discount of $104,295 and $67,178)	127,705	94,822
Notes payable (net of debt discount of $4,288 and $6,125)	349,719	395,382
Due to former CEO	20,389	20,473
Due to officers	52,969	58,254
Derivative liability	305,821	139,233
TOTAL CURRENT LIABILITIES	1,134,744	943,677

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 87,597,217 and 77,009,617 shares issued and outstanding (1)	87,597	77,009
Common stock to be issued, $0.001 par value, 6,667 and 2,506,667 shares	6	2,506
Additional paid-in capital	10,144,622	10,068,421
Deficit accumulated during the exploration stage	(8,563,667)	(8,287,246)
TOTAL STOCKHOLDERS' EQUITY	1,668,557	1,860,690

	$2,803,301	$2,804,367

(1) Adjusted for 5:1 forward stock split on July 6, 2009

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended February		Cumulative amount from Inception (August 10, 2007) through
	2011	2010	February 28, 2011
	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$125,936	$2,616,016	$7,807,907
Bank charges and interest	(90)	455	1,475
Foreign exchange (gain) loss	(161)	4,531	4,229
Mineral claim maintenance and geological costs	1,932	-	332,581
TOTAL OPERATING EXPENSES	127,617	2,621,003	8,146,192

OPERATING LOSS	(127,617)	(2,621,003)	(8,146,192)

INTEREST EXPENSE	(17,497)	(119,191)	(68,480)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	(74,720)	-	(175,800)
AMORTIZATION OF DEBT DISCOUNT	(56,588)	-	(283,197)

NET LOSS	$(276,422)	$(2,740,194)	$(8,673,669)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	85,149,148	51,544,333

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended February 28,		Cummulative amount from Inception (August 10, 2007) through
	2011	2010	February 28, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,422)	$(2,740,194)	$(8,673,669)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	74,720	113,323	292,079
Stock issued for compensation	(14,500)	2,500,000	6,977,800
Change in fair value of derivative	56,588	-	175,800

Changes in assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	46,133	47,435	281,645
Net cash used in operating activities	(113,481)	(79,436)	(947,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquistion of Mineral Rights Agreement	-	(100,300)	(202,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(100,300)	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	1,500	86,600	403,007
Payments of notes payable	(49,000)	-	(49,000)
Proceeds from private placement	-	30,000	280,000
Proceeds from convertible debentures	165,000	100,000	427,000
Proceeds from /(Payments) to officer and prior CEO	(5,085)	1,074	73,642
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,415	217,674	1,149,645

NET INCREASE (DECREASE) IN CASH	(1,066)	37,938	301

CASH - BEGINNING OF PERIOD	1,367	438	-

CASH - END OF PERIOD	$301	$38,376	$301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$3,750	$4,428

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$-	$2,600,000
Stock issued in connection with conversion of debentures	$98,789	$-

See notes to unaudited financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
 For the three months ended February 28, 2011 and 2010

1.	Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $276,422 for the three months ended February 28, 2011, and has an accumulated deficit of $8,563,667.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2010 included in the Company’s filing of Form 10K.

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

As of February 28, 2011, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of February 28, 2011:

Fair Value Measurements at February 28, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	February 28, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$305,821	$-	$-	$305,821

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	February 28,	November 30,
	2011	2010
Beginning balance	$139,233	$-
Derivative liabilities recorded	235,035	184,739
Derivative liabilities converted	(78,033)	-
Net unrealized (gain) loss on change in fair value of derivative liabilities	9,586	(45,506)
Ending balance	$305,821	$139,233

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

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 7 convertible debentures (see note 3h) issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 60% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	February 28,	November 31,	Date of
	2011	2010	issuance

$55,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.15%	165.87%	97.26%
Weighted Average life (months)	*(1)	4	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.15%	165.87%	97.26%
Weighted Average life (months)	*(1)	4	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.15%	165.87%	97.26%
Weighted Average life (months)	*(1)	8	12

$27,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.15%	105.99%	97.26%
Weighted Average life (months)	4	7	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.15%	105.99%	97.26%
Weighted Average life (months)	5	8	9

$60,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.15%		314.77%
Weighted Average life (months)	6		9

$75,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.15%		298.18%
Weighted Average life (months)	7		9

$30,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.15%		291.95%
Weighted Average life (months)	8		9

Fair Value	$305,821	$139,233	$186,068

*(1) -  Debentures converted to shares during the first quarter

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the quarter ended February 28, 2011 the Company recorded $110, 000 as debt discount on $165,000 in convertible debt that it had entered into during the quarter ended February 28, 2011, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with this convertible debt, as the conversion price is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry in the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the quarter ended February 28, 2011 was $235,035, offset by the debt discount of $110,000, with the remaining $125,032 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At February 28, 2011, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into during the quarter then ended. As of February 28, 2010, the derivative liability recorded during this quarter then ended, decreased by $11,662 due to the conversion threshold being lower at this reporting date than upon the date that the convertible debt had been entered into.

5.	Notes Payable

In October 2010, the Company renewed for an additional year a $110,000 from a one year note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

In December 2009, the Company raised $60,000 from a demand note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

Between December 2010 and February 2011, the Company raised $1,500 from a shareholder.  During the same period, the Company repaid $49,000 in existing demand notes.  The notes are recorded as demand notes and carry interest at a rate of 15% per annum.

6.	Mineral Properties

On August 27, 2009, the Company entered into a Mineral Agreement (the "Agreement") with unrelated parties to acquire a 100% interest in 331 unpatented lode mining claims known as the Conglomerate Mesa.  The claims are located in Inyo Mountain County, California.

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

As of February 28, 2011, the Company is current all payments under the terms of the Agreement.

7.	Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At February 28, 2011 the balance owed was $20,389.  The balance does not bear interest and is due on demand.

During the year ended November 30, 2010, the Company received advances from its CFO, Erwin Vahlsing, Jr. totaling $58,254 to cover miscellaneous administrative costs and payments to maintain its claims.  These advances are non-interest bearing and payable upon demand. At February 28, 2011 the balance owed was $52,969.

8.	Capital Stock

a)        Authorized

Authorized capital stock consists of:
375,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred shares with a par value of $0.001 per share

b)        Share Issuances

In December 2010, the Company cancelled 3,500,000 common shares previously issued in November 2010 as compensation for consulting services.  The consultant failed to fulfill their obligations under the Consulting Agreement.  The shares were cancelled at a price of $0.075 per share; the price on the date the shares were surrendered to the Company.

In December 2010, the Company issued 4,696,518 common shares in connection with the conversion of $62,389 of convertible debentures and accrued interest.  The conversions had an average price of $0.0133 per share.

In December 2010, the Company issued 2,500,000 common shares for gross proceeds of $50,000 under a Subscription Agreement with a non-affiliated, accredited investor.

In December 2010, the Company issued 1,500,000 common shares to Internet Marketing Solutions, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.047 per share the closing market price on the date of issuance.

In January 2011, the Company issued 437,956 common shares in connection with the conversion of $12,000 of convertible debentures.  The conversions had an average price of $0.0274 per share.

In January 2011, the Company issued 1,000,000 common shares to the Company’s president and a director at a price of $0.05 per share as compensation.

In January 2011, the Company issued 1,500,000 common shares to the Company’s Chief Financial Officer and a director at a price of $0.05 per share as compensation.

In January 2011, the Company issued 500,000 common shares to the Company’s Investor Relations Manager at a price of $0.05 per share as compensation.

In February 2011, the Company issued 953,126 common shares in connection with the conversion of $24,400 of convertible debentures and accrued interest.  The conversions had an average price of $0.0256 per share.

In February 2011, the Company issued 1,000,000 common shares to Internet Marketing Solutions, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.0275 per share the closing market price on the date of issuance.

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

Management evaluated subsequent events through the date of this filing. Management determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. We have completed all payments and stock issuances in connection with the acquisition of the Conglomerate Mesa Claims and have received our first NI43-101 Report which benchmarks the expected mineralization contained in the claims.  In addition, subsequent to the end of the quarter, the Company staked and filed an additional 217 claims bringing the total number of claims for development to 548.  Our company has not generated revenues since inception and has accumulated losses of $8,563,667 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

We are currently seeking additional opportunities in the oil, gas, and mining industries. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company.  In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge. We have currently closed on the acquisition of a Mineral Agreement, added additional claims, and expect to perform additional exploration of the claims during the current fiscal year.  We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 28, 2011 and 2010 which is included herein.

Our operating results for the three month periods ended February 28, 2011 and 2010 are summarized as follows:

	Three Months Ended February 28,		Cumulative Amount from Aug 10, 2007 to
	2011	2010	Feb 28, 2011
Operating expenses	$127,617	$2,621,003	$8,146,192
Net Loss	$(276,422)	$(2,740,194)	$(8,673,669)

Revenues

We did not earn any revenues for the three months ended February 28, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three month periods ended February 28, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Cumulative amount August 10, 2007
	February 28,		to
	2011	2010	Feb 28, 2011
General and administrative	$125,936	$2,616,016	$7,807,907
Bank charges and interest	(90)	455	1,475
Foreign exchange loss (gain)	(161)	4,531	4,229
Mineral claim maintenance and geological costs	1,932	-	332,581
Total	$127,617	$2,621,003	$8,146,192

General and Administrative

The decrease in our general and administrative expenses for the three month period ended February 28, 2011 compared to the comparative period ended February 28, 2010 was primarily due to a reduction in consulting fees paid in connection with the acquisition of the Conglomerate Mesa Claims, cancellation of a contract with a consultant for non-performance, and a reduction in professional fees in connection with our filings with the SEC and the inquiry by the British Columbia Securities Commission (“BCSC”) into trading in the Company’s common stock.

Consulting and Professional Fees

Consulting fees include fees in connection with the acquisition of the Conglomerate Mesa claims, and structuring of future financings.  Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements.  Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements, and the representation of the Company before the BCSC in connection with the investigation of potential “trading irregularities”. Consulting and legal expenses will be ongoing, however reduced during fiscal 2011 due to not expending funds on continuing representation before the BCSC but will continue in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934.  In addition, we have completed the initial Canadian National Instrument 43-101 report.

Liquidity and Capital Resources

Working Capital

			Percentage
	February 28,	November 30,	Increase
	2011	2010	(Decrease)
Current Assets	$1,301	$2,367	(45.0%)
Current Liabilities	$1,134,744	$943,677	20.2%
Working Capital (Deficiency)	$(1,133,443)	$(941,310)	(20.4%)

Cash Flows

	Three Months Ended February 28,		Percentage Increase /
	2011	2010	(Decrease)
Cash Used in Operating Activities	$(113,481)	$(79,436)	(42.9	% )
Cash Used in Investing Activities	$-	$(100,300)	N/A
Cash Provided by Financing Activities	$112,415	$217,674	(48.4	% )
Net Increase (Decrease) in Cash	$(1,066)	$37,938	(102.8	% )

We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 and our legal representation during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $113,481 during the three month period ended February 28, 2011 and $79,436 during the three month period ended February 28, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

There was no cash used in investing activities during the three month period ending February 28, 2011.  The cash used in investing activities of $100,300 during the three month period ended February 28, 2010 was used in connection with payments required under the Mineral Agreement acquiring the Conglomerate Mesa claims.

Cash Provided by Financing Activities

During the three month period ended February 28, 2011:

The Company raised $1,500 from a short term Note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company raised $165,000 from the sale of a nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The company repaid $49,000 in demand notes to a non-affiliated investor.

The company repaid $5,085 in demand notes to its CFO.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 90,800,513 shares of common stock issued and outstanding. We have 1,150,000 one year warrants outstanding at an average exercise price of $0.0499 per share.  These warrants expire in October and November 2011.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2011, our company has accumulated losses of $8,563,667 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended November 30, 2010, our independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report; these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	April 19, 2011	Date:	April 19, 2011