Form 10-Q
period 2011-05-31
Sungro Minerals Inc.
filed 2011-07-18
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of July 14, 2011 was 104,499,857

The number of shares of preferred stock outstanding as of July 14, 2011 was 3,000

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

?

the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

?

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

?

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

?

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	May 31, 2011	November 30, 2010
	(unaudited)
CURRENT ASSETS:
Cash	$329	$1,367
Prepaid expenses	1,000	1,000
TOTAL CURRENT ASSETS	1,329	2,367

MINERAL RIGHTS	2,837,550	2,802,000

	$2,838,879	$2,804,367

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$54,858	$40,793
Accrued expenses	71,117	43,970
Accrued payroll	172,598	150,750
Convertible debentures (net of debt discount of $105,419 and $67,178)	151,656	94,822
Notes payable (net of debt discount of $2,450 and $6,125)	428,315	395,382
Due to former CEO	20,521	20,473
Due to officers	-	58,254
Derivative liability	309,812	139,233
TOTAL CURRENT LIABILITIES	1,208,877	943,677

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; authorized shares -
1,000,000 shares; 3,000 and 0 shares issued and outstanding	3	-
Common stock, $.001 par value; authorized shares -
375,000,000 shares; 94,226,941 and 77,009,617 shares issued and outstanding	94,227	77,009
Common stock to be issued, $0.001 par value, 0 and 2,506,667 shares	-	2,506
Additional paid-in capital	10,595,576	10,068,421
Deficit accumulated during the exploration stage	(9,059,804)	(8,287,246)
TOTAL STOCKHOLDERS' EQUITY	1,630,002	1,860,690

	$2,838,879	$2,804,367

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
					Cumulative amount from Inception (August 10, 2007) through May 31, 2011

	Three Months ended May 31,		For the six months ended May 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
Bank charges and interest	$86	$32	$(4)	$487	$1,561
General and administrative	409,116	60,169	535,053	2,676,185	8,217,023
Foreign exchange (gain) loss	253	(318)	92	4,213	4,481
Mineral claim maintenance and geological costs	43,562	38,375	45,494	38,375	376,144
TOTAL OPERATING EXPENSES	453,017	98,258	580,635	2,719,260	8,599,209

OPERATING LOSS	(453,017)	(98,258)	(580,635)	(2,719,260)	(8,599,209)

INTEREST EXPENSE	(38,414)	104,296	(55,911)	(14,895)	(106,894)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	135,524	-	60,804	-	51,592
AMORTIZATION OF DEBT DISCOUNT	(140,228)	(126,645)	(196,816)	(126,645)	(405,293)

NET LOSS	$(496,135)	$(120,607)	$(772,558)	$(2,860,800)	$(9,059,804)

BASIC AND DILUTED - LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	92,569,222	54,533,000	88,859,185	53,038,667

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount from Inception (August 10, 2007) through

	For the six months Ended May 31,
	2011	2010	May 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(772,558)	$(2,860,800)	$(9,059,804)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	196,816	26,645	414,175
Stock issued for compensation	285,000	2,500,000	7,277,300
Change in fair value of derivative	(60,804)	100,000	(51,592)

Changes in assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	136,674	131,681	372,186
Net cash used in operating activities	(214,872)	(102,474)	(1,048,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	(178,000)	(202,000)
Acquisition of additional claims	(35,550)	-	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	(35,550)	(178,000)	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	113,469	148,700	514,976
Payments of notes payable	(59,000)	-	(59,000)
Proceeds from private placement	-	30,000	280,000
Proceeds from convertible debentures	200,000	100,000	462,000
Proceeds from /(Payments) to officer and prior CEO	(5,085)	1,351	73,642
NET CASH PROVIDED BY FINANCING ACTIVITIES	249,384	280,051	1,286,614

NET INCREASE (DECREASE) IN CASH	(1,038)	(423)	329

CASH - BEGINNING OF PERIOD	1,367	438	-

CASH - END OF PERIOD	$329	$15	$329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,750	$5,830

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$-	$2,600,000
Stock issued in connection with conversion of debentures	$256,869	$-

See notes to unaudited financial statements

Sungro Minerals Inc.

(An Exploration Stage Company)

Notes to the Unaudited Financial Statements

 For the six months ended May 31, 2011 and 2010

1.

Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $772,558 for the six months ended May 31, 2011, and has an accumulated deficit of $9,059,804.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2011 included in the Company’s filing of Form 10K.

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

1.

monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

2.

non-monetary assets at historical rates; and

3.

revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

As of May 31, 2011, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of May 31, 2011:

Fair Value Measurements at May 31, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	May 31, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$309,812	$-	$-	$309,812

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	May 31, 2011	November 30, 2010
Beginning balance	$139,233	$-
Derivative liabilities recorded	445,099	184,739
Derivative liabilities converted	(128,736)	-
Unrealized gain attributable to the change in liabilities still held	(145,784)	(45,506)
Ending balance	$309,812	$139,233

The fair value of the derivative liability at May 31, 2011 and November 30, 2010, totaling $309,812 and $139,233, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 4. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the six months ended May 31, 2011 and six months ended May 31, 2010, are reported in other expenses as follows:

	May 31, 2011	May 31, 2010
Loss on derivative liabilities recorded during the period	$445,099	$-
Debt discount attributable to derivative liabilities recorded	(231,383)	-
Derivative liabilities converted during the period	(128,736)	-
Unrealized gain attributable to the change in liabilities still held	(145,784)	-
Net unrealized (gain) loss included in earnings	$(60,804)	$-

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

4.

 Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 10 convertible debentures (see note 3h) issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 60% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	May 31,	November 31,	Date of
	2011	2010	issuance

$55,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.41%	165.87%	97.26%
Weighted Average life (months)	*(1)	4	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.41%	165.87%	97.26%
Weighted Average life (months)	*(1)	4	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.41%	165.87%	97.26%
Weighted Average life (months)	*(1)	8	12

$27,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.41%	105.99%	97.26%
Weighted Average life (months)	**(2)	7	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	301.41%	105.99%	97.26%
Weighted Average life (months)	2	8	9

$60,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.41%		314.77%
Weighted Average life (months)	3		9

(Continued)	May 31,	November 31,	Date of
	2011	2010	issuance
$75,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.41%		298.18%
Weighted Average life (months)	4		9

$30,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.41%		291.95%
Weighted Average life (months)	5		9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.41%		301.41%
Weighted Average life (months)	8		9

$147,076 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	301.41%		301.15%
Weighted Average life (months)	4		6

Fair Value	$309,812	$139,233

*(1) – Debentures converted to shares during the first quarter

**(2) – Debentures converted to shares during the second quarter

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the six months ended May 31, 2011 the Company recorded $231,383 as debt discount on $347,076 in convertible debt that it had entered into during the six months ended May 31, 2011, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for the debenture for $147,076 which has a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry in the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the six months ended May 31, 2011 was $445,099, offset by the debt discount of $231,383, with the remaining $213,716 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At May 31, 2011, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into during the six months then ended. As of May 31, 2011, the derivative liability recorded during the six months then ended, decreased by $60,804 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

5.

Notes Payable

In October 2010, the Company renewed for an additional year a $110,000 from a one year note with a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

In December 2009, the Company raised $60,000 from a demand note from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum.

Between December 2010 and May 2011, the Company raised $113,470 from a shareholder.  During the same period, the Company repaid $59,000 in existing demand notes.  The notes are recorded as demand notes and carry interest at a rate of 15% per annum.  In March, $147,076 of these notes and accrued interest was sold to a non-affiliated third party and converted to convertible debenture.

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

Payments under the Agreement consist of:

2,600,000 shares of common stock valued at $1.00 per share	$ 2,600,000
Cash payments through February 28, 2010	124,300
Total at February 29, 2010	$ 2,724,300
Remaining cash payments due under Agreement	77,700
Total cost of acquiring Conglomerate Mesa claims	$ 2,802,000

As of May 31, 2011, the Company is current with all payments under the terms of the Agreement.

In March 2011, the Company completed the addition of 217 unpatented claims at the Conglomerate Mesa project at a cost of $35,550 for the staking of the claims.  This brings our total claims to 548.

7.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At May 31, 2011 the balance owed was $20,521.  The balance does not bear interest and is due on demand.

During the year ended November 30, 2010, the Company received advances from its CFO, Erwin Vahlsing, Jr. totaling $58,254 to cover miscellaneous administrative costs and payments to maintain its claims.  These advances are non-interest bearing and payable upon demand.  At May 31, 2011 the balance owed was $0 as the prior balance was assigned to a shareholder in a private transaction.

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

In February 2011, the Company issued 1,000,000 common shares to Internet Marketing Solutions, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.057 per share the closing market price on the date of issuance.

In March 2011, the Company issued 1,000,000 common shares to Internet Marketing Solutions, Inc. as compensation for consulting services rendered.  The shares were issued at a price of $0.06 per share the closing market price on the date of issuance.

In March 2011, the Company issued 6,667 common shares to a non-affiliated, accredited investor in connection with a Subscription Agreement previously recorded as “Stock to be issued”.  The shares were issued at a price of $0.75 per share the closing market price on the date of the original subscription.

In March 2011, the Company issued 2,196,629 common shares in connection with the conversion of $78,080 of convertible debentures and accrued interest.  The conversions had an average price of $0.0356 per share.

In April 2011, the Company issued 1,879,699 common shares in connection with the conversion of $50,000 of convertible debentures and accrued interest.  The conversions had an average price of $0.0266 per share.

In May 2011, the Company issued 1,302,827 common shares in connection with the conversion of $30,000 of convertible debentures and accrued interest.  The conversions had an average price of $0.023 per share.

In May 2011, the Company issued 243,902 common shares as compensation for consulting services rendered in the amount of $10,000.  The shares were issued at a price of $0.041 per share the closing market price on the date of issuance.

In December 2009, the Company issued 3,000 Preferred A Series shares to a vendor in exchange for $200,000 of services rendered.  On a fully converted basis, the common share value is $0.067 per share which is the average market price at the time of invoicing.

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

10.

Subsequent Events

Management evaluated subsequent events through the date of this filing to determine if such events would require adjustment to or disclosure in the financial statements.

In June 2011, the Company issued 11,272,916 common shares in connection with the conversion of $135,784 of convertible debentures and accrued interest.  The conversions had an average price of $0.012 per share.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. We have completed all payments and stock issuances in connection with the acquisition of the Conglomerate Mesa Claims and have received our first NI43-101 Report which benchmarks the expected mineralization contained in the claims.  In addition, during its second quarter, the Company staked and filed an additional 217 claims bringing the total number of claims for development to 548.  Our company has not generated revenues since inception and has accumulated losses of $9,059,804 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six month periods ended May 31, 2011 and 2010 which is included herein.

Our operating results for the six month periods ended May 31, 2011 and 2010 are summarized as follows:

	Six Months Ended May 31,		Cumulative Amount from Aug 10, 2007 to May 31, 2011
	2011	2010
Operating expenses	$580,635	$2,719,260	$8,599,209
Net Loss	$(772,558)	$(2,860,800)	$(9,059,804)

Revenues

We did not earn any revenues for the six months ended May 31, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the six month periods ended May 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Six Months Ended		Cumulative amount August 10, 2007 to
	May 31,		May 31,
	2011	2010	2011	2010	May 31, 2011
Bank charges and interest	$86	$32	$(4)	$487	$1,561
General and administrative	409,116	60,169	535,053	2,676,185	8,217,023
Foreign exchange loss (gain)	253	(318)	92	4,213	4,481
Mineral claim maintenance and geological costs	43,562	38,375	45,494	38,375	376,144
Total	$453,017	$98,258	$580,635	$2,719,260	$8,599,209

General and Administrative

The increase in administrative expenses for the three month periods ended May 31, 2011 compared to the comparative period ended May 31, 2010 was primarily due to fees associated with a onetime project that was completed in the quarter.  The overall decrease in our general and administrative expenses for the six month periods ended May 31, 2011 compared to the comparative period ended May 31, 2010 was primarily due to a reduction in consulting fees paid in connection with the acquisition of the Conglomerate Mesa Claims, cancellation of a contract with a consultant for non-performance, and a reduction in professional fees in connection with our filings with the SEC and the inquiry by the British Columbia Securities Commission (“BCSC”) into trading in the Company’s common stock.

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

Liquidity and Capital Resources

Working Capital

			Percentage
	May 31,	November 30,	Increase
	2011	2010	(Decrease)
Current Assets	$1,329	$2,367	(43.9%	)
Current Liabilities	$1,208,877	$943,677	28.1%
Working Capital (Deficiency)	$(1,207,548)	$(941,310)	(28.3%	)

Cash Flows

	Six Months Ended May 31,		Percentage Increase /
	2011	2010	(Decrease)
Cash Used in Operating Activities	$(214,872)	$(102,474)	(109.7%	)
Cash Used in Investing Activities	$(35,550)	$(178,000)	80.0%
Cash Provided by Financing Activities	$249,384	$280,051	(11.0%	)
Net Increase (Decrease) in Cash	$(1,038)	$(423)	(145.4%	)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $214,872 during the six month period ended May 31, 2011 and $102,474 during the six month period ended May 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The cash used in investing activities of $35,550 during the six month period ending May 31, 2011 was used in connection with the addition of 217 new unpatented claims to the Conglomerate Mesa project.  The cash used in investing activities of $178,000 during the six month period ended May 31, 2010 was used in connection with payments required under the Mineral Agreement acquiring the Conglomerate Mesa claims and maintenance of the existing 331 claims that make up the Conglomerate Mesa project.

Cash Provided by Financing Activities

During the six month period ended May 31, 2011:

The Company raised $228,980 from short term Notes from a non-affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company raised $206,355 from the sale of a nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The Company repaid $59,000 in demand notes to a non-affiliated investor.

The Company repaid $58,206 in demand notes to its CFO.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 105,499,857 shares of common stock issued and outstanding. We have 1,150,000 one year warrants outstanding at an average exercise price of $0.0499 per share.  These warrants expire in October and November 2011.

In June 2011, the Company issued 11,272,916 common shares in connection with the conversion of $135,784 of convertible debentures and accrued interest.  The conversions had an average price of $0.012 per share.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 31, 2011, our company has accumulated losses of $9,059,804 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

SUNGRO MINERALS INC.

By:

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	July 18, 2011	Date:	July 18, 2011