Form 10-K/A
period 2010-11-30
Sungro Minerals Inc.
filed 2011-10-25
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K Amendment 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10−K/A amends the Annual Report on Form 10−K for the fiscal year ended November 30, 2010 of Sungro Minerals, Inc. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2011. This Amendment supplements the disclosures made in Part I Item 1; Part II, Item 7, and Item 9A; of our Form 10−K.

No other changes have been made to the Form 10−K. This Amendment does not reflect events occurring after the filing of the Form 10−K, does not update disclosures contained in the Form 10−K, and does not modify or amend the Form 10−K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10−K and our other filings made with the SEC subsequent to the filing of the Form 10−K, including any amendments to those filings.

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

In February 2011, the Company received its first geological report on the potential mineralization of the Conglomerate Mesa.  The report is based on historical information from prior mining operators and does not comply with the standards of Industry Guide 7.  The report provides estimates of significant mineralization including gold, silver, lead, and zinc deposits.  The report can be viewed on our website at http://sungrominerals.com/images/report.pdf.

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

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro has made payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock[1]
Steven Van Ert	$170,000	2,210,000 shares

Noel Cousins	$ 30,000	390,000 shares

Total	$200,000	2,600,000 shares

1 - Shares issued are restricted by agreement and are to be released in accordance with the schedule below unless released earlier by mutual agreement:

Restriction Release Date	Steven Van Ert	Noel Cousins	Total	Completed
February 2010	255,000	45,000	300,000	√
January 1, 2011	425,000	75,000	500,000	√
January 1, 2012	425,000	75,000	500,000
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Amended Annual Report on Form 10-K, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

?

Sungro's ability to raise additional funding;

?

Sungro's ability to identify and successfully negotiate the acquisition of potential properties or assets; and

?

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

	Years Ended November 30,
Expense Item	2010	2009
Mineral Property Maintenance	$112,715	$58,223
Royalty Payments	150,000	-
Payroll and bonuses	664,000	-
Consulting	6,559,893	16,500
Accounting	24,350	42,700
Legal	83,311	153,380
Amortization of debt discount	208,477	-
Other	93,988	21,352
Total	$7,896,734	$292,155

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

In February 2011, the Company received its first geological report on the potential mineralization of the Conglomerate Mesa.  The report is based on historical information from prior mining operators and does not comply with the standards of Industry Guide 7.  The report provides estimates of significant mineralization including gold, silver, lead, and zinc deposits.  The report can be viewed on our website at http://sungrominerals.com/images/report.pdf.

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

Location / Access:

The Project is located in the southern Inyo Mountains, approximately 4 air miles east of Keeler, California. The Project lies within un-surveyed sections 28-34. T.16S., R.39E., and sections 2-5, 8-11, 15 and 16, T.17S., R.39E. , Mount Diablo Base Meridian. The distance to the property from Lone Pine, California, which is the nearest town with lodging and services, is 47 road miles.

Access to the Conglomerate Mesa area can be accomplished by two-wheel drive vehicle via the Santa Rosa Flat road, a poorly improved jeep trail which traverses the main wash through Santa Rosa Flat. The Santa Rosa Flat road is accessed via the paved Santa Rosa mine road. Santa Rosa mine road is accessed from State Highway 190 in the Talc City area, approximately 28 miles from Lone Pine. No access roads currently transverse the Conglomerate Mesa area as roads were reclaimed by BHP when they abandoned the project.  Western portions of the project are accessed via the Cerro Gordo mine road from Keeler, California and via an unnamed road leaving Highway 136 approximately 1 mile south of Keeler. The access roads to the western portions of the project can only be traveled by four- wheel drive vehicles.

Title / Conditions:

Sungro Minerals (the “Company”) holds the Conglomerate Mesa gold-silver-polymetallic property (the “Property”) through a lease agreement with underlying claim owners. The property consists of 331 unpatented lode claims covering approximately 6,800 acres (2,750 hectares).  Land and mineral rights in the Conglomerate Mesa project area are administered by the U.S. Department of Interior, Bureau of Land Management under the Federal Land policy and Management Act of 1976.

A Mineral Agreement was completed on August 31, 2009 between Sungro Minerals Inc. and Steven Van Ert and Noel Cousins, the underlying claim owners (Owners). Through the agreement the Property is conditionally transferred to Sungro. The Company becomes vested in the Property upon completion of a positive feasibility study along with other financial obligations.

Sungro has mineral rights to the property for lode mining.

Geological Description / Mineralization:

Conglomerate Mesa hosts multiple large-scale hydrothermal gold-silver systems that are similar in style, geology, and geochemistry to the highly productive Carlin-type systems of northern Nevada.  Sungro Minerals also controls a small number of unpatented lode claims that cover a portion of the historic Santa Rosa zinc-lead-copper-silver-gold skarn that was explored by Anaconda Minerals Company and is considered to have the potential to host a world-class deposit

Narrow WNW-trending, vertical to near-vertical, porphyritic dioritic dikes and sills occur within the Conglomerate Mesa area.

Although the dioritic dikes are the only intrusive rocks exposed in the Conglomerate Mesa area, it is inferred from occurrences elsewhere in the southern Inyo Range that other phases of intrusive rocks related to the Sierra-Nevada batholith occur at depth. The Pb-Ag-Zn replacement deposits of the Santa Rosa mine occur in the calc-silicate altered Owens Valley Group sediments, indicating the presence of a shallow buried intrusive body.

Adjacent to the southern edges of the property are gently ESE-dipping basaltic flows that form Malpais Mesa. Typically, a thin sequence of bedded basaltic pyroclastic deposits underlies the thicker lava flows. These volcanic rocks were deposited on an erosional surface cut on Lower Permian rocks. Locally thin conglomeratic/breccia deposits derived from Permian lithologies occur at the base of the volcanic section.

The following general fault types occur in the project area: 1) moderate to steeply west-dipping reverse faults of the Conglomerate Mesa fault system; 2) moderately west-dipping cleavage parallel normal faults; 3) northeast-trending high-angle faults; and 4) Late Tertiary or Quaternary high-angle normal faults.

Several deposit types were the focus of previous exploration work conducted within the Conglomerate Mesa area. The primary targets identified by Newmont, BHP, and Asamera are Carlin-type sediment hosted gold deposits.  The term Carlin-type was first used to describe a class of sediment-hosted gold deposits in central Nevada following the discovery of the Carlin mine in 1961.  Carlin-type mineralization consists of disseminated gold in decalcified and variably silicified silty limestone and limy siltstone, and is characterized by elevated As, Sb, Hg, and Tl, Au/Ag ratio > 1, and very low base metal values.  Ore stage mineralization consists of gold in the lattice of arsenical pyrite rims on pre-mineral pyrite cores and of disseminated sooty auriferous pyrite and is commonly overprinted by late ore-stage realgar, orpiment and stibnite in fractures, veinlets and cavities.

At a regional scale, they occur within north-trending bands of favorable Paleozoic slope-facies carbonate turbidites and debris flows within the North-American continental passive margin.  These slope-facies carbonate rocks form the lower plate to Paleozoic deep water siliciclastic rocks that have been repeatedly over thrust from the west during late Paleozoic through Cretaceous orogenic events, resulting in the development of low-angle structures and open-folds.  Carlin-type deposits and the districts in which they cluster are distributed along well-defined, narrow trends that are now understood to represent deep crustal breaks extending into the upper mantle.  Carlin-type systems commonly contain multi-million ounce gold deposits as seen in Northern Nevada.

Gold mineralization at Conglomerate Mesa has been shown through rock chip sampling and drilling to be controlled by both mineralized structures and favorable stratigraphy.  Asamera drilled several areas in the western portion of the property which contained significant gold intercepts.  Newmont drilled significant gold mineralization in the Resource area and this was followed by a BHP discovery in the Dragonfly area.  All areas exhibit holes with significant gold mineralization which is controlled by both structural and stratigraphic components. Surface geochemistry completed by Newmont, Asamera and BHP show a strong Au-As-Hg-Sb correlation in rock and soil samples.

Replacement deposits consist of massive lenses and/or pipes known as mantos or replacement ore bodies, and veins of lead, zinc, copper, and iron sulfide minerals commonly rich in silver and/or gold.  They are hosted by, and replace, limestone, dolomite, or other sedimentary units.  Most massive ore from these deposits contains more than 50% sulphide minerals. Sediment hosted ores are commonly intimately associated with igneous intrusions from which the metal bearing fluids are derived.  Some polymetallic replacement deposits are associated with skarn deposits in which carbonate rocks are replaced by calc-silicate +/- iron oxide mineral assemblages.  Most polymetallic vein and replacement deposits are zoned such that gold-copper ore is proximal to intrusions, whereas lead-zinc-silver ore is laterally and vertically distal to the intrusions.  The Santa Rosa and Cerro Gordo deposits are examples of this type of deposit.

Portions of Santa Rosa are controlled by Sungro though the surrounding wilderness area presents an obstacle to being able to explore and exploit this very significant mineralized system.  Often times these types of deposits are found in proximity to porphyry copper deposits.  Porphyry copper deposits are large mineralized systems or deposits which are associated with porphyritic intrusive rocks and the fluids that accompany them during the transition and cooling from magma to rock. Circulating surface water or underground fluids may interact with the plutonic fluids. Successive envelopes of hydrothermal alteration typically enclose a core of ore minerals disseminated in often stock work-forming hairline fractures and veins.  Porphyry ore bodies typically contain between 0.4 and 1 % copper with smaller amounts of other metals such as molybdenum and gold. Work completed by Asamera identified a large area of anomalous copper in the western portion of the project area. This area is postulated to be analogous to a shallow erosion level of a syenite-diorite porphyry copper system as found in the northern Cascade and Canadian Cordillera provinces.

Background / Work Completed to date / Current Condition

The Company is in a unique situation in that their land position covers the entire district that was originally discovered by Mobil’s metal exploration group and Newmont Exploration Ltd. and subsequently explored by Asamera and BHP Billiton. Gold-silver mineralization is known to occur within a zone that is over 8 kilometers long and 4 kilometers wide. Work by previous companies was successful in defining 12 gold targets, most of which have drill holes containing significant gold intervals. In addition to the gold targets, geochemical results from rock chip, stream sediment, and soil samples collected by Asamera have identified a target described as a shallow erosion expression of a porphyry copper deposit similar to those found in the Cascade and Canadian Cordillera provinces.

Sungro Minerals also controls a small number of unpatented lode claims that cover a portion of the historic Santa Rosa zinc-lead-copper-silver-gold skarn that was explored by Anaconda Minerals Company and is considered to have significant potential. The Sungro claims cover only a small exclusion within the Malpais Mesa Wilderness area that was “cherry stemmed” into the wilderness area for a block of patented claims around the historic Santa Rosa mine. The patented claims were re-conveyed to the Federal Government and placed in the public domain and later covered by unpatented lode claims.

Mobil’s metal exploration group first conducted exploration activities in the western portions of the Conglomerate Mesa area in 1984. They completed an extensive rock chip, soil, and stream sediment sampling program and identified important host rocks and northwest trending reverse and normal faults which allowed hydrothermal fluids to infiltrate the favorable lithologies and create zones of silicification, brecciation, and argillization. Their work identified numerous areas of anomalous gold and silver mineralization and numerous drill targets.

Newmont Exploration Ltd. discovered surface gold mineralization south of Conglomerate Mesa and east of the Asamera discoveries in 1989 while the area was within the Cerro Gordo Wilderness Study Area (WSA). Newmont later drilled 22 holes that established estimates of gold at depth within the area. Newmont dropped their claims in 1993 while the WSA was still in effect. In 1994, the BLM dropped the WSA designation and much of the Conglomerate Mesa area reverted to multiple use status. BHP Minerals leased and staked unpatented lode claims in the area in 1995 and conducted geologic mapping, and rock chip, soil, and stream sediment sampling in 1996. Their work lead to the recognition of a much larger hydrothermal and mineralized system then had been identified by Newmont. Eight targets were identified at Conglomerate Mesa by BHP. These areas exhibited extraordinarily good surface rock chip geochemistry.

In 1997, BHP drilled a total of ten widely spaced holes in three of the newly discovered target areas and the Newmont resource area for a total of 8,060 feet. Significant gold mineralization was encountered in all of the holes.

BHP subsequently dropped the property prior to drill testing all of their target areas as they made a corporate decision to terminate all gold exploration programs.

Timberline Resources acquired the property in 2006 and completed mapping and sampling to better define drill targets. Timberline submitted a Notice of Intent (NOI) to the BLM Ridgecrest Field Office to open the reclaimed roads (which were constructed by BHP) and complete a hole drill program. The NOI was opposed by environmental groups and Timberline decided to end its interest in the project when the underlying claim owners would not postpone payments pending approval of the NOI.

Currently, the property which was returned to its pre-exploration state remains in this “reclaimed” state with no current activity taking place on the claims.

Plant / Equipment / Improvements

Currently, there are physical improvements, equipment, or roadways either on the surface or subsurface of any of the claims.

As described in the previous section above, the property has been explored by a number of mining and exploration companies.  There are no exploration activities currently underway.

To date, the Company has spent approximately $3.8 million to acquire the claims and maintain the leases on the property.  The Company expects to make annual expenditures of approximately $400,000 until such time as new exploration activities begin at which time the annual expenditures should be approximately $5.0 million.

The property has no power or water within its bounds, however, both are available at the foot of the mountain which can be extended to the location when required.

Known Reserves

The property has no reserves as defined in accordance with Industry Guideline 7.  Based on prior explorations, the Company believes there to be significant mineralization and intends to undertake an exploration program to prove the reserves and take the properties to “feasibility” and ultimately, production.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2010, the Company’s internal control over financial reporting was effective.

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

Summary Compensation Table

Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.(4)	2010	$ 0	$0	$86,250	$196,500	0	0	0
Chief Executive Officer,	2009	$ 0	$0	$0	0	0	0	0
President, Director	2008	$ 0	$0	$0	0	0	0	0

Erwin Vahlsing, Jr.(5)	2010	$ 0	$0	$86,250	$196,500	0	0	0
Chief Financial Officer,	2009	$ 0	$0	$0	0	0	0	0
Secretary, Treasurer,	2008	$ 0	$0	$0	0	0	0	0
Director

Malkeet Bains(3)	2009	$ 0	$0	$0	0	0	0	0
Former: Chief Executive	2008	$ 0	$0	$0	0	0	0	0
Officer, President
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

SUNGRO MINERALS INC.
Date: October 24, 2011	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: October 24, 2011	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: October 24, 2011	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: October 24, 2011	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.