Form 10-K
period 2011-11-30
Sungro Minerals Inc.
filed 2012-03-16
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2011
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 5 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as March 13, 2012 was 561,969,711 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $393,379 based on the closing price of the Registrant's common stock of $0.0007 on March 13, 2012 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 13, 2012 there were 594,969,711 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at March 13, 2012: 594,969,711

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

About Our Company

Sungro Minerals, Inc. is an early stage Mining and Exploration Company seeking to acquire, develop, and manage various mineral properties and resources. In August 2009, the Company entered into an agreement to acquire the mineral rights to 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  The Company continues to evaluate other properties for acquisition or development.  In March 2011, the Company completed the staking and filing of claims on an additional 217 unpatented lode mining claims located in the Conglomerate Mesa bringing the total number of claims to 548.

Subsequent to the end our fiscal year, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that the holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.  While the Company hopes to reach an agreement with the holders in the near future, in light of the cancellation, the Company has taken the conservative accounting position and written off all claims connected with the Conglomerate Mesa.

The Company still holds title to the remaining 217 claims that it has staked and filed with the Bureau of Land Management, and is additionally pursing other mining opportunities that it believes will be in the best interest of its shareholders.  In spite of the cancellation of the underlying Mineral Agreement, these claims remain subject to the royalty payments that might otherwise have been made under the Agreement if and when production might begin on these claims.

The information outlined below is provided as background to the activities that took place in fiscal years 2010 and 2011 covered by this filing.

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

1 - Shares issued are restricted by agreement and are to be released in accordance with the schedule below unless released earlier by mutual agreement:

Restriction Release Date	Steven Van Ert	Noel Cousins	Total	Completed
February 2010	255,000	45,000	300,000	√
January 1, 2011	425,000	75,000	500,000	√
January 1, 2012	425,000	75,000	500,000	√
January 1, 2013	425,000	75,000	500,000
January 1, 2014	425,000	75,000	500,000
January 1, 2015	255,000	45,000	300,000
Total	2,210,000	390,000	2,600,000

In March 2011, the Company completed the staking of an additional 217 claims in and around the existing 331 claims referenced above bringing the total number of claims poised for exploration and development to 548.  The additional claims are subject to the royalty payments contained in the Mineral Agreement of August 2009.

In December 2011, the Company received notice from the Bureau of Land Management (BLM) that additional work and information related to a number of claims that the Company had requested exploration permits on would be required before a decision to permit such exploration could be rendered.

It appears that at least 40 claims may be in an “exclusion” zone created by the BLM’s original assignment of a classification of “Notice of No Entry” to these claims.  Under this classification, no exploration or development may take place until such time as a full review under the proper statutes and rules takes place and approval is given by the BLM and other regulatory authorities.  In December, 2011, the Company received notice from the Claim Holders of the 331 claims that it was in default of its annual payment obligations.  Negotiations are ongoing relative to the claims, the annual payment, and the correspondence from the BLM, however, the Claim Holders have notified the Company that the Mineral Agreement has been cancelled.

Governmental Regulations and Environmental Compliance

The Company’s operations if and when they begin, will be subject to various federal, state, and local permitting and environmental regulations.  The Conglomerate Mesa Claims were previously permitted by several companies.  These permits included roadways, drilling, and preliminary mining approvals.  The Company was under the belief that some or all of these permits can be transferred to its name following filings and updates to the plan of exploration and development.  In December 2011, the Company was advised by the BLM that its permit applications required modification to be filed under the proper section of the land management laws, and that in addition, a number of claims may not be open for development absent proper applications, review, and completion of environmental impact studies acceptable to the BLM and other agencies.  Currently, the Company is not pursing this matter pending resolution of the cancellation of the Mineral Agreement.

Plan of Operation

With the cancellation of the first Conglomerate Mesa Mineral Agreement, our goal is to continue seeking out and acquiring mineral properties to develop or explore, or in the alternative, acquire companies or businesses with those assets who are seeking the advantages of being a publicly held company.

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

Employees

We presently have three employees our Chief Executive Officer / President, our Chief Financial Officer, both of whom are directors of the Company, and a person supporting Investor Relations.  We expect that as we begin development of any potential project, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 and is a start-up, Exploration Stage Company. We have no operating history and we did not have any business prior to our organization. During the fiscal year ended November 30, 2011, we incurred $125,492 in claims fees paid to the Bureau of Land Management to preserve the Conglomerate Mesa claims in good standing.  The Company has accrued the annual payment of $200,000 due under the Mineral Agreement and an additional $50,000 as a late payment fee while it works to sort out the information provided by the BLM with regard to claims development and potentially reinstate the Mineral Agreement.  In the period ended November 30, 2010 the Company paid $178,000 to complete the required cash component of the acquisition of the Conglomerate Mesa claims as well as issuing 2,600,000 common shares at $1.00 per share to complete the contract.  We incurred a total of $13,422,099 in expenses from inception to November 30, 2011.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2011 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2011, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $1,461,384 and current assets of $4,316 at November 30, 2011, and a working capital deficiency of $1,457,068.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

We Have Been The Subject Of A Going Concern Opinion As Of November 30, 2011 And November 30, 2010 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the years ended November 30, 2011 and 2010.  We have incurred losses of $5,154,853 and $7,896,734 for the years ended November 30, 2011 and 2010, and a cumulative loss since inception of $13,442,099, and that we had a working capital deficiency of $1,457,068 at November 30, 2011 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2011, we had cash in the amount of $399, and current liabilities of $1,461,384. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

The Depository Trust Company has placed a “Chill” on Deposits of the Common Shares of the Company

In November 2011, the Company became aware that the Depository Trust Company (DTC) had placed a “Chill” on deposit of its common shares into the automated settlement system which they maintain.  This chill makes it more difficult for investors to acquire and deposit shares of the Company’s Common Stock into many brokerage accounts – it does NOT prevent trading on existing shares, and there are alternate companies that provide deposit and settlement services albeit at an increased price and which take more time.  Upon inquiry, the Company was advised that it was a precaution and that for deposits through DTC to be resumed would require an audit and representation by a DTC participating broker dealer as to the accuracy of its share outstanding.  The Company intends to pursue this matter during 2012.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have acquired 331 unpatented lode mining claims known as the Conglomerate Mesa, and in 2011 claimed and staked an additional 217 unpatented lode mining claims bringing our total number of claims to 548.  These claims are located in Inyo County, California.  The Company must maintain periodic payments on these claims to the Bureau of Land Management.

Subsequent to the end our fiscal year, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that the holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.  The Company still holds title to the remaining 217 claims that it has staked and filed with the Bureau of Land Management in its name.

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

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 13, 2012, there were approximately 725 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on September 24, 2008. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 28, 2010	$1.70	$0.51
May 31, 2010	$1.00	$0.251
Aug. 31, 2010	$0.425	$0.14
Nov. 30, 2010	$0.25	$0.015
Feb. 28, 2011	$0.0649	$0.052
May 31, 2011	$0.042	$0.037
Aug. 31, 2011	$0.0073	$0.0051
Nov. 30, 2011	$0.0036	$0.0024

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

In December 2010, the Company cancelled 3,500,000 common shares previously issued in November 2010 as compensation for consulting services.  The consultant failed to fulfill their obligations under the Consulting Agreement.  The shares were cancelled at a price of $0.075 per share; the price on the date the shares were surrendered to the Company and reissued to another consultant.

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

In September 2011, the Company received $10,000 under a Subscription Agreement for 1,000,000 shares of Common Stock at a price of $0.01 per share from a non-affiliated, accredited investor.

In November 2011, the Company issued 37,410,783 common shares in connection with the conversion of $78,869 of convertible debentures and accrued interest.  The conversions had an average price of $0.00211 per share.

In December 2010, the Company issued 3,000 Preferred A Series shares to a vendor in exchange for $200,000 of services rendered.  On a fully converted basis, the common share value is $0.067 per share which is the average market price at the time of invoicing.

In November 2011, the Company issued 22,000 Preferred B Series shares to a consultant in exchange for $770,000 of services rendered.  On a fully converted basis, the common share value is $0.007 per share which is the average market price at the time of invoicing.

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

Financial Condition

As of November 30, 2011, Sungro had total current assets of $4,316 and total current liabilities of $1,461,384 for a net working capital deficit of $1,457,068. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional mineral properties, develop the properties we have, or acquire a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Sungro's business will fail.

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

Between December 2010 and November 2011, the Company borrowed $177,309 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

During the year, by mutual agreement between the Company and the investor, the following sums (which included the balance forward of $231,507 the investor had loaned in the previous year) were converted or re-written to a number of one year notes: as described below:

December 1, 2011 for loans and accrued interest loaned on or before August 31, 2010 - $147,076

December 1, 2011 for loans and accrued interest loaned on or before November 18, 2010 - $169,030

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

In September 2011, the Company completed the private placement of $10,000 of restricted common stock to a non-affiliated accredited investor at a price of $0.01 per share.

The Company raised $352,500 from the sale of nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The Company repaid $66,280 in demand notes to a non-affiliated investor.

The Company repaid $4,985 in demand notes to its CFO who also assigned $52,969 in demand notes to an unaffiliated accredited investor.

There are no assurances that Sungro will be able to achieve further sales of its common stock or any other form of additional financing. If Sungro is unable to achieve the financing necessary to continue its plan of operations, then Sungro will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2011, Sungro had total assets of $4,316, total liabilities of $1,461,384 and a working capital deficit of $1,457,068, compared with a net working capital deficit of $941,310 as of November 30, 2010. The assets are comprised of cash of $399, and prepaid expenses of $3,917. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

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

We incurred total expenses in the amount of $5,154,853 during the fiscal year ended November 30, 2011, and total expenses in the amount of $7,896,734 during the fiscal year ended November 30, 2010.

	Years Ended November 30,
Expense Item	2011	2010
Mineral Property Maintenance	$125,492	$112,715
Royalty Payments	250,000	150,000
Payroll and bonuses	486,300	664,000
Consulting	1,030,080	6,559,893
Accounting	39,000	24,350
Legal	27,723	83,311
Amortization of debt discount	400,625	208,477
Loss on mineral rights	2,837,550	-
Other	(41,917)	93,988
Total	$5,154,853	$7,896,734

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

Subsequent Events

In December 2011, The Company issued 73,254,759 common shares in connection with the conversion of $46,020 of convertible debentures and interest.  The shares were issued at an average price of $0.00063 per share.

In January 2012, the Company issued 149,811,355 common shares in connection with the conversion of $36,023 of convertible debentures and interest.  The shares were issued at an average price of $0.00024 per share.

In February 2012, the Company issued 148,806,139 common shares in connection with the conversion of $30,650 of convertible debentures and interest.  The shares were issued at an average price of $0.00021 per share.

In February 2012, the Company issued 28,000 preferred B shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0005 per common share equivalent the closing market price on the date of issuance.

In February 2012, the Company issued 12,500 preferred B shares to each of its three directors (a total of 37,500 preferred B shares) as compensation for services rendered.  The shares were issued at a price of $0.0005 per common share equivalent the closing market price on the date of issuance.

In March 2012, the Company issued 27,000,000 common shares in connection with the conversion of $10,000 of convertible debentures and interest.  The shares were issued at an average price of $0.00037 per share.

In March 2012, the Company, in order to remain in compliance (non-default) with required share reserve buffers under the various convertible debentures increased the authorized shares of common stock of the Company from 750,000,000 to 2,500,000,000 shares.

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

Title / Conditions:

Sungro Minerals (the “Company”) held the Conglomerate Mesa gold-silver-polymetallic property (the “Property”) through a lease agreement with underlying claim owners. The property consists of 331 unpatented lode claims covering approximately 6,800 acres (2,750 hectares).  Land and mineral rights in the Conglomerate Mesa project area are administered by the U.S. Department of Interior, Bureau of Land Management under the Federal Land policy and Management Act of 1976.

A Mineral Agreement was completed on August 31, 2009 between Sungro Minerals Inc. and Steven Van Ert and Noel Cousins, the underlying claim owners (Owners). Through the agreement the Property is conditionally transferred to Sungro. The Company becomes vested in the Property upon completion of a positive feasibility study along with other financial obligations.

The Company defaulted on its last annual payment in September 2011 and subsequently was advised that the Owners defaulted the Company and terminated the Agreement.

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

To date, the Company has spent approximately $4.2 million to acquire the claims and maintain the leases on the property.  The Company expects to make annual expenditures of approximately $400,000 until such time as new exploration activities begin at which time the annual expenditures should be approximately $5.0 million.

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

SUNGRO MINERALS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

INDEX

Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F- 2
FINANCIAL STATEMENTS
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sungro Minerals, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Sungro Minerals, Inc. (An Exploration Stage Company) (the “Company”) as of November 30, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2011 and 2010 and for the period from inception (August 10, 2007) to November 30, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungro Minerals, Inc. (An Exploration Stage Company) as of November 30, 2011 and 2010 and the results of their operations and their cash flows for the years ended November 30, 2011 and 2010 and from the period from inception (August 10, 2007) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

           /s/ Sherb & Co., LLP

-------------------------------------

Certified Public Accountants

New York, New York

March 14, 2012

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	November 30, 2011	November 30, 2010

CURRENT ASSETS:
Cash	$399	$1,367
Prepaid expenses	3,917	1,000
TOTAL CURRENT ASSETS	4,316	2,367

MINERAL RIGHTS	-	2,802,000

	$4,316	$2,804,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$64,030	$40,793
Accrued expenses	308,032	43,970
Accrued payroll	274,416	150,750
Convertible debentures (net of debt discount of $213,413 and $67,178)	127,392	94,822
Notes payable (net of debt discount of $0 and $6,125)	233,014	395,382
Due to former CEO	20,337	20,473
Due to officers	100	58,254
Derivative liability	434,063	139,233
TOTAL CURRENT LIABILITIES	1,461,384	943,677

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred A stock, $.001 par value; authorized shares -	3	-
1,000,000 shares; 3,000 and 0 shares issued and outstanding
Preferred B stock, $.001 par value; authorized shares -	22	-
1,000,000 shares; 22,000 and 0 shares issued and outstanding
Common stock, $.001 par value; authorized shares -	196,097	77,009
2,500,000,000 shares; 196,097,458 and 77,009,617 shares issued and outstanding
Common stock to be issued, $0.001 par value, 0 and 2,506,667 shares	-	2,506
Additional paid-in capital	11,788,909	10,068,421
Deficit accumulated during the exploration stage	(13,442,099)	(8,287,246)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,457,068)	1,860,690

	$4,316	$2,804,367

See notes to the financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
	Year Ended November 30,		Cumulative amount from Inception (August 10, 2007) through November 30, 2011
	2011	2010

OPERATING EXPENSES:
Bank charges and interest	$400	$1,087	$1,965
General and administrative	1,683,939	7,371,647	9,365,910
Foreign exchange (gain) loss	(261)	3,076	4,127
Mineral claim maintenance and geological costs	376,284	262,715	706,934
TOTAL OPERATING EXPENSES	2,060,362	7,638,525	10,078,936

OPERATING LOSS	(2,060,362)	(7,638,525)	(10,078,936)

INTEREST EXPENSE	(101,905)	(40,520)	(152,888)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	245,589	(9,212)	236,377
AMORTIZATION OF DEBT DISCOUNT	(400,625)	(208,477)	(609,102)
LOSS OF MINERAL RIGHTS	(2,837,550)	-	(2,837,550)
NET LOSS	$(5,154,853)	$(7,896,734)	$(13,442,099)

BASIC AND DILUTED - LOSS PER SHARE	$(0.04)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	115,945,846	60,948,714

See notes to the financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Preferred A Stock ($.001 par value)		Preferred B Stock ($.001 par value)		Common Stock ($.001 par value)		Common Stock To be issued	Additional Paid-In Capital		Total Stockholders' Equity (Deficit)
									Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 10, 2007 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Adjusted for 5:1 forward stock split
Issuance of stock for:
Subscription Agreement - $0.001 per share		-		-	25,000,000	25,000	-	(20,000)	-	5,000
Subscription Agreement - $0.02 per share		-		-	23,750,000	23,750	-	71,250	-	95,000

Net loss				-	-	-	-	-	(26,395)	(26,395)

Balance, November 30, 2007	-			-	48,750,000	48,750	-	51,250	(26,395)	73,605

Net loss		-		-	-	-	-	-	(71,962)	(71,962)

Balance, November 30, 2008	-	-	-	-	48,750,000	48,750	-	51,250	(98,357)	1,643

Capital provided by stockholder		-		-	-	-	-	14,996	-	14,996
Issuance of warrants		-		-	-	-	-	53,290	-	53,290
Common stock to be issued		-		-	-	-	133	99,867	-	100,000

Net loss		-		-	-	-	-	-	(292,155)	(292,155)

Balance, November 30, 2009	-	-	-	-	48,750,000	48,750	133	219,403	(390,512)	(122,226)

Issuance of stock for:
Conversion of debentures		-		-	1,000,000	1,000		99,000	-	100,000
Private placement		-		-	50,000	50		24,950	-	25,000
Compensation		-		-	24,476,284	24,476		6,967,824	-	6,992,300
Acquisition of Mineral Agreement		-		-	2,600,000	2,600		2,597,400	-	2,600,000
Exercise of warrant		-		-		-		-	-	-
Beneficial conversion		-		-		-		100,000	-	100,000
Issuance of warrants		-		-		-		7,350	-	7,350
Common stock to be issued		-		-		-	2,506	52,494	-	55,000
Issuance of stock to be issued					133,333	133	(133)			-

Net loss		-		-	-	-			(7,896,734)	(7,896,734)

Balance, November 30, 2010	-	-	-	-	77,009,617	77,009	2,506	10,068,421	(8,287,246)	1,860,690

Issuance of stock for:
Conversion of debentures		-		-	108,837,272	108,837		540,958	-	649,795
Private placement		-		-	1,000,000	1,000		9,000	-	10,000
Compensation	3,000	3	22,000	22	6,743,902	6,744		1,170,531	-	1,177,300
Issuance of stock to be issued					2,506,667	2,507	(2,506)	(1)		-

Net loss		-		-	-	-			(5,154,853)	(5,154,853)

Balance, November 30, 2011	3,000	$3	22,000	$22	196,097,458	$196,097	$-	11,788,909	$(13,442,099)	$(1,457,068)

See notes to the financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (August 10, 2007) through November 30, 2011

	For the years ended November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,154,853)	$(7,896,734)	$(13,442,099)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	400,625	208,477	617,984
Stock issued for compensation	1,177,300	6,992,300	8,169,600
Change in fair value of derivative	(245,589)	9,212	(236,377)
Loss on mineral rights	2,837,550	-	2,837,550

Changes in assets and liabilities:
Prepaid expenses	(2,917)	-	(3,917)
Accounts payable and accrued expenses	554,122	173,390	789,634
Net cash used in operating activities	(433,762)	(513,355)	(1,267,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	(178,000)	(202,000)
Acquisition of additional claims	(35,550)	-	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	(35,550)	(178,000)	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	177,309	291,507	578,816
Payments of notes payable	(66,280)	-	(66,280)
Proceeds from private placement	10,000	80,000	290,000
Proceeds from convertible debentures	352,500	262,000	614,500
Proceeds from /(Payments) to officer and prior CEO	(5,185)	58,777	73,542
NET CASH PROVIDED BY FINANCING ACTIVITIES	468,344	692,284	1,505,574

NET INCREASE (DECREASE) IN CASH	(968)	929	399

CASH - BEGINNING OF PERIOD	1,367	438	-

CASH - END OF PERIOD	$399	$1,367	$399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,670	$1,744
Cash paid for interest	$15,810	$13,034

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Mineral Agreement for stock issued	$-	$2,600,000
Stock issued in connection with conversion of debentures	$649,795	$-

See notes to the financial statements

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

1.   Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $5,154,853 for the year ended November 30, 2011, and has an accumulated deficit of $13,442,099. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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
November 30, 2011 and 2010

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

As of November 30, 2011, the Company only operates in the United States.

e)    Basic and Diluted Loss Per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

f)   Fair Value Measurements

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

The following tables provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2011 and November 30, 2010:

Fair Value Measurements at November 30, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$434,063	$-	$-	$434,063

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

2.   Significant Accounting Policies (continued)

f)   Fair Value Measurements (continued)

Fair Value Measurements at November 30, 2010
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2010	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$139,233	$-	$-	$139,233

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2011	November 30, 2010
Beginning balance	$139,233	$-
Derivative liabilities recorded	1,054,766	184,739
Derivative liabilities converted	(587,363)	-
Unrealized gain attributable to the change in liabilities still held	(172,573)	(45,506)
Ending balance	$434,063	$139,233

The fair value of the derivative liability at November 30, 2011 and November 30, 2010, totaling $434,063 and $139,233, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2011 and 2010, are reported in other expenses as follows:

	November 30, 2011	November 30, 2010
Loss on derivative liabilities recorded during the period	$1,054,766	$184,739
Debt discount attributable to derivative liabilities recorded	(540,419)	(130,021)
Derivative liabilities converted during the period	(587,363)	-
Unrealized gain attributable to the change in liabilities still held	(172,573)	(45,506)
Net unrealized (gain) loss included in earnings	$(245,589)	$9,212

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2011 and 2010, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at November 30, 2011 and 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2011 and 2010, respectively. These securities are

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

2.   Significant Accounting Policies (continued)

f)   Fair Value Measurements (continued)

valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective at the time of adoption. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

g)   Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

h)    Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

i)    Revenue Recognition

The Companies follow the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Companies record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

As at November 30, 2011, the Company had no revenues to report.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

2.   Significant Accounting Policies (continued)

j)   Estimates

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

k)   Accounts receivable and concentration of credit risk

The Company currently has no accounts receivable, no customers, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company commences operations that generate revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

l)   Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

m)    Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

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

In order to complete the acquisition of the Conglomerate Mesa Claims, Sungro has made payments of cash and stock to Mr. Steve Van Ert and Mr. Noel Cousins in accordance with the table below:

	Cash	Stock[1]	Stock Price	Total Value
Steven Van Ert	$170,000	2,210,000 shares	$1.00	$2,380,000

Noel Cousins	$ 30,000	390,000 shares	$1.00	$420,000

Total	$200,000	2,600,000 shares	$1.00	$2,800,000

1 - Shares issued into escrow and to be released in accordance with the schedule below:

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

3.   Mineral Property (continued)

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

Subsequent to the end of the fiscal year, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.   As a result, the Company has written of the value of the claims and the additional claims it still holds title to (217 claims abutting the original 331 claims).

4.   Capital Stock

a)   Authorized

Authorized capital stock consists of:

2,500,000,000 common shares with a par value of $0.001 per share; and

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
November 30, 2011 and 2010

4.   Capital Stock (continued)

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

In December 2010, the Company cancelled 3,500,000 common shares previously issued in November 2010 as compensation for consulting services.  The consultant failed to fulfill their obligations under the Consulting Agreement.  The shares were cancelled at a price of $0.075 per share; the price on the date the shares were surrendered to the Company and reissued to another consultant.

In December 2010, the Company issued 4,696,518 common shares in connection with the conversion of $62,389 of convertible debentures and accrued interest.  The conversions had an average price of $0.0133 per share.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

4.   Capital Stock (continued)

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
November 30, 2011 and 2010

4.   Capital Stock (continued)

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

In September 2011, the Company received $10,000 under a Subscription Agreement for 1,000,000 shares of Common Stock at a price of $0.01 per share from a non-affiliated, accredited investor.

In November 2011, the Company issued 37,410,783 common shares in connection with the conversion of $78,869 of convertible debentures and accrued interest.  The conversions had an average price of $0.00211 per share.

In December 2010, the Company issued 3,000 Preferred A Series shares to a vendor in exchange for $200,000 of services rendered.  On a fully converted basis, the common share value is $0.067 per share which is the average market price at the time of invoicing.

In November 2011, the Company issued 22,000 Preferred B Series shares to a consultant in exchange for $770,000 of services rendered.  On a fully converted basis, the common share value is $0.007 per share which is the average market price at the time of invoicing.

5.

Warrants

From time to time, the Company has issued warrants in connection with the issuance of certain financial instruments.

During the year ended November 30, 2009, the Company issued 100,000 warrants at an exercise price of $0.050 per share.

During the year ended November 30, 2010, the Company issued 150,000 warrants at an exercise price of $0.049 per share, and 1,000,000 warrants at an exercise price of $0.050 per share.

At November 30, 2011, the warrants issued in 2010 had expired unexercised.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits as of November 30, 2011 and as of November 30, 2010.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

6.   Concentration Risk (continued)

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

7.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2011	2010
Income tax benefit at Federal statutory rate of 35%	$1,804,000	$2,764,000
State Income tax benefit, net of Federal effect	258,000	395,000
Permanent differences (primarily stock-based compensation)	(471,000)	(2,884,000)
Change in valuation allowance	(1,591,000)	(275,000)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2011	2010

Net Operating losses	$883,000	$427,000
Loss on mineral rights	1,135,000	-
Valuation allowance	(2,018,000)	(427,000)
	$-	$-

At November 30, 2011 the Company has available net operating losses of approximately $2,208,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

As a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

8.

Derivative Liabilities (continued)

of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	November 30,	November 30,	Date of
	2011	2010	issuance

$55,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	262.42%	165.87%	97.26%
Weighted Average life (months)	Fully Converted	4	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	262.42%	165.87%	97.26%
Weighted Average life (months)	Fully Converted	4	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	262.42%	165.87%	97.26%
Weighted Average life (months)	Fully Converted	8	12

$27,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	262.42%	105.99%	97.26%
Weighted Average life (months)	Fully Converted	7	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	262.42%	105.99%	97.26%
Weighted Average life (months)	Fully Converted	8	9

$60,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	319.58%		314.77%
Weighted Average life (months)	Fully Converted		9

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

8.

Derivative Liabilities (continued)

	November 30,	November 30,	Date of
	2011	2010	issuance

$75,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	319.58%		298.18%
Weighted Average life (months)	Fully Converted		9

$30,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	319.58%		291.95%
Weighted Average life (months)	Fully Converted		9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		301.41%
Weighted Average life (months)	Fully Converted		9

$45,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		319.58%
Weighted Average life (months)	4		9

$32,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		319.58%
Weighted Average life (months)	5		9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		319.58%
Weighted Average life (months)	5		9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		262.42%
Weighted Average life (months)	9		9

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

8.

Derivative Liabilities (continued)

	November 30,	November 30,	Date of
	2011	2010	issuance

$25,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		319.58%
Weighted Average life (months)	Fully Converted		6

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		262.42%
Weighted Average life (months)	6		6

$147,076 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		301.15%
Weighted Average life (months)	Fully Converted		6

$100,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	262.42%		319.58%
Weighted Average life (months)	0		4

Fair Value	$434,063	$139,233

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the year ended November 30, 2011 the Company recorded $540,419 as debt discount on $799,106 in convertible debt that it had entered into during the year ended November 30, 2011, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for the debentures for $247,076 which have a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion, and debentures totaling $199,530 which have a conversion threshold of 50% of the market value of the Company’s common stock on the date of

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

8.

Derivative Liabilities (continued)

conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the year ended November 30, 2011 was $1,054,766, offset by the debt discount of $540,419, with the remaining $514,347 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At November 30, 2011, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into during the year then ended. As of November 30, 2011, the derivative liability recorded during the year then ended, decreased by $245,589 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

9.

Notes Payable

Between December 2010 and November 2011, the Company borrowed $177,309 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

During the year, by mutual agreement between the Company and the investor, the following sums (which included the balance forward of $231,507 the investor had loaned in the previous year) were converted or re-written to a number of one year notes: as described below:

December 1, 2011 for loans and accrued interest loaned on or before August 31, 2010 - $147,076

December 1, 2011 for loans and accrued interest loaned on or before November 18, 2010 - $169,030.

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $352,500 from the sale of nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.

The Company repaid $66,280 in demand notes to a non-affiliated investor.

The Company repaid $4,985 in demand notes to its CFO who also assigned $52,969 in demand notes to an unaffiliated accredited investor.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

10.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2011 and 2010 the balance owed was $20,337 and $20,473 respectively.  The balance does not bear interest and is due on demand.

During 2011, our CEO and CFO have from time to time lent money to the Company.  At November 30, 2011 they had balance owed was $100.  The balance does not bear interest and is due on demand.

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

As of the date of this filing, Internet Marketing Solutions, Inc. is considered a beneficial owner in the Company due to its ownership of 50,000 shares of Preferred B stock.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011 and 2010

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

13.

Subsequent Events

In December 2011, The Company issued 73,254,759 common shares in connection with the conversion of $46,020 of convertible debentures and interest.  The shares were issued at an average price of $0.00063 per share.

In January 2012, the Company issued 149,811,355 common shares in connection with the conversion of $36,023 of convertible debentures and interest.  The shares were issued at an average price of $0.00024 per share.

In February 2012, the Company issued 148,806,139 common shares in connection with the conversion of $30,650 of convertible debentures and interest.  The shares were issued at an average price of $0.00021 per share.

In February 2012, the Company issued 28,000 preferred B shares to a consultant as compensation for consulting services rendered.  The shares were issued at a price of $0.0005 per common share equivalent the closing market price on the date of issuance.

In February 2012, the Company issued 12,500 preferred B shares to each of its three directors (a total of 37,500 preferred B shares) as compensation for services rendered.  The shares were issued at a price of $0.0005 per common share equivalent the closing market price on the date of issuance.

In March 2012, the Company issued 27,000,000 common shares in connection with the conversion of $10,000 of convertible debentures and interest.  The shares were issued at an average price of $0.00037 per share.

In March 2012, the Company, in order to remain in compliance (non-default) with required share reserve buffers under the various convertible debentures increased the authorized shares of common stock of the Company from 750,000,000 to 2,500,000,000 shares.

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

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

On December 15, 2009, Mr. Malkeet Bains, resigned as a Director, CEO, President, and Secretary of the Company.

The following table sets forth information about our executive officers and directors as of March 13, 2012.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	61	Director, President and CEO
Erwin Vahlsing, Jr. Warwick, RI	55	Director, Chief Financial Officer, Treasurer, and Secretary
Thomas Craft, Jr. Warwick, RI	46	Director

Frederick J. Pucillo, Jr. has served as our President, Chief Executive Officer and Director since December 2009.  Mr. Pucillo has over twenty years experience serving mid-size to Fortune 100 companies in the banking and finance area, having managed a $110 million loan portfolio with 10,000 accounts, and other capital funding and business development opportunities.  Mr. Pucillo was the CFO for Atlantic Fire Protection, LLC from 2007 through 2009, and previously, was CFO for Zammido Automotive Group from 2000 through 2007.  He is thoroughly familiar with finance, cash flow analysis and budgeting, as well as negotiation of promising opportunities.

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

Summary Compensation Table

Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.(4)	2011	$ 0	$0	$124,400	$50,000	0	0	0
Chief Executive Officer,	2010	$ 0	$0	$86,250	$196,500	0	0	0
President, Director	2009	$ 0	$0	$0	0	0	0	0

Erwin Vahlsing, Jr.(5)	2011	$ 0	$0	$124,400	$75,000	0	0	0
Chief Financial Officer,	2010	$ 0	$0	$86,250	$196,500	0	0	0
Secretary, Treasurer,	2009	$ 0	$0	$0	0	0	0	0
Director

Malkeet Bains(3)	2009	$ 0	$0	$0	0	0	0	0
Former: Chief Executive
Officer, President
Director

See notes below:

(1)

The named executive officers received grants of restricted stock in connection with entry into 5 year employment agreements.

(2)

Salary was accrued with only partial payment made during the years 2011 and 2010.  The balance may be paid either in cash or stock.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 13, 2012 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Frederick J. Pucillo, Jr. Chief Executive Officer, President, and Director	Common Preferred B(2)	3,019,500 62,500,000	0.5% 1.1%
Erwin Vahlsing, Jr. Chief Financial Officer, Treasurer, Secretary, and Director	Common Preferred B(2)	3,000,000 62,500,000	0.5% 1.1%
Thomas Craft, Jr. Director	Preferred B(2)	62,500,000	1.1%
Martin Bolodian Investor Relations	Common	1,500,000	0.25%
Malkeet Bains(3) – former officer	Common	25,000,000	4.2%
Internet Marketing Solutions, Inc.	Preferred B(2)	250,000,000	42.0%
All officers, directors, and beneficial owners as a group	Common Preferred B(2)	32,519,500 437,500,000	5.5% 42.4%

(1) The percentage of common shares is based on 594,969,711 shares of common stock outstanding as of March 13, 2012.

(2) Percentage is based on current common stock outstanding as of March 13, 2012 plus beneficial amount owned by the individual holder, on an “As Converted” basis.

(3)  Mr. Bains in connection with his resignation on December 15, 2009 agreed to surrender his shares to the Company.  Due to the cease trade order by the British Columbia Securities Commission (BCSC), the shares are currently held by council in the territory pending permission of the BCSC for them to be returned to the Company.  The Company’s treasurer controls voting of these shares.

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

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2011 and 2010 the balance owed was $19,950 (CAD).  The balance does not bear interest and is due on demand.

During 2011, our CEO and CFO have from time to time lent money to the Company.  At November 30, 2011 they had balance owed was $100.  The balance does not bear interest and is due on demand.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The only director on our board that is independent is Thomas Craft, Jr., our other two directors Mr. Pucillo and Mr. Vahlsing, are not independent, pursuant to the definition of an "independent director" set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2012.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2011 and 2010 by Sherb & Co., LP were as follows:

	Year ended Nov. 30, 2011	Year ended Nov. 30, 2010
Audit Fees	$35,500	$35,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

SUNGRO MINERALS INC.
Date: March 14, 2012	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: March 14, 2012	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: March 14, 2012	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: March 14, 2012	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.