Form 10-K/A
period 2011-11-30
Sungro Minerals Inc.
filed 2012-04-03
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K Amendment 1

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2011
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Sungro Minerals Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 5 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001(Title of Class)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10−K/A amends the Annual Report on Form 10−K for the fiscal year ended November 30, 2011 of Sungro Minerals, Inc. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2012. This Amendment supplements the disclosures made providing the Interactive XBRL files not included in the original filing our Form 10−K.

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

SUNGRO MINERALS INC.
Date: April 3, 2012	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: April 3, 2012	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: April 3, 2012	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: April 3, 2012	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.