Form 10-Q/A
period 2012-02-29
Sungro Minerals Inc.
filed 2012-04-20
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Amendment 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of April 18, 2012 was 961,729,109

The number of shares of preferred A stock outstanding as of April 18, 2012 was 3,000

The number of shares of preferred B stock outstanding as of April 18, 2012 was 87,500

This Amendment No. 1 on Form 10−Q/A amends the Quarterly Report on Form 10−Q for the fiscal quarter ended February 29, 2012 of Sungro Minerals, Inc. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 20, 2012. This Amendment supplements the disclosures made providing the Interactive XBRL files not included in the original filing our Form 10−Q.

No other changes have been made to the Form 10−Q. This Amendment does not reflect events occurring after the filing of the Form 10−Q, does not update disclosures contained in the Form 10−Q, and does not modify or amend the Form 10−Q except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10−Q and our other filings made with the SEC subsequent to the filing of the Form 10−Q, including any amendments to those filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	April 20, 2012	Date:	April 20, 2012