Form 10-Q
period 2012-08-31
Sungro Minerals Inc.
filed 2012-10-22
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of October 22, 2012 was 1,571,933,871

The number of shares of preferred A stock outstanding as of October 22, 2012 was 3,000

The number of shares of preferred B stock outstanding as of October 22, 2012 was 87,500

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 18 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

>

the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

>

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

>

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

>

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

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	August 31, 2012	November 30, 2011
	(unaudited)
CURRENT ASSETS:
Cash	$39	$399
Prepaid expenses	6,000	3,917
TOTAL CURRENT ASSETS	6,039	4,316

	$6,039	$4,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$103,779	$64,030
Accrued expenses	341,169	308,032
Accrued payroll	514,035	274,416
Convertible debentures (net of debt discount of $4,444 and $213,413)	259,706	127,392
Notes payable (net of debt discount of $0 and $0)	231,137	233,014
Due to former CEO	19,671	20,337
Due to officers	870	100
Derivative liability	212,428	434,063
TOTAL CURRENT LIABILITIES	1,682,795	1,461,384

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.001 par value; authorized shares -	3	3
1,000,000 shares; 3,000 and 3,000 shares issued and outstanding
Preferred B stock, $.001 par value; authorized shares -	88	22
1,000,000 shares; 87,500 and 22,000 shares issued and outstanding
Common stock, $.001 par value; authorized shares -	1,481,600	196,097
2,500,000,000 shares; 1,481,600,538 and 196,097,458 shares issued and outstanding
Additional paid-in capital	10,890,714	11,788,909
Deficit accumulated during the exploration stage	(14,049,161)	(13,442,099)
TOTAL STOCKHOLDERS' DEFICIT	(1,676,756)	(1,457,068)

	$6,039	$4,316

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
					Cumulative amount from Inception (August 10, 2007) through August 31, 2012

	Three Months Ended August 31,			For the Nine Months Ended August 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$116,210	$164,901	$520,745	$670,455	$9,886,654
Bank charges and interest	183	107	297	103	2,263
Foreign exchange (gain) loss	537	(258)	(1,275)	(166)	2,852
Mineral claim maintenance and geological costs	-	79,120	-	124,614	706,934
TOTAL OPERATING EXPENSES	116,930	243,870	519,767	795,006	10,598,703

OPERATING LOSS	(116,930)	(243,870)	(519,767)	(795,006)	(10,598,703)

INTEREST EXPENSE	(67,290)	(13,815)	(99,961)	(69,726)	(252,849)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	(70,313)	144,355	276,635	205,159	513,012
AMORTIZATION OF DEBT DISCOUNT	(29,352)	(130,220)	(263,969)	(327,036)	(873,071)
LOSS OF MINERAL RIGHTS	-	-	-	-	(2,837,550)

NET PROFIT (LOSS)	$(283,885)	$(243,550)	$(607,062)	$(986,609)	$(14,049,161)

BASIC AND DILUTED - LOSS PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	1,481,600,538	118,408,078	1,008,715,957	98,708,816

See notes to unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount from Inception (August 10, 2007) through
	For the nine months ended
	August 31,	August 31,
	2012	2011	August 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(607,062)	$(986,609)	$(14,049,161)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	263,969	327,036	881,953
Stock issued for compensation	163,750	285,000	8,333,350
Penalty on debenture default	56,900	-	56,900
Change in fair value of derivative	(276,635)	(205,159)	(513,011)
Loss on mineral rights	-	-	2,837,550

Changes in assets and liabilities:
Prepaid expenses	(2,083)	(4,167)	(6,000)
Accounts payable and accrued expenses	321,881	202,579	861,514
NET CASH USED IN OPERATING ACTIVITIES	(79,280)	(381,320)	(1,346,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-	(202,000)
Acquisition of additional claims	-	(35,550)	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	-	(35,550)	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	78,150	174,608	656,966
Payments of notes payable	-	(64,280)	(66,280)
Proceeds from private placement	-	-	290,000
Proceeds from convertible debentures	-	317,500	614,500
Proceeds from /(Payments) to officer and prior CEO	770	(5,085)	74,312
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,920	422,743	1,584,494

NET INCREASE (DECREASE) IN CASH	(360)	5,873	39

CASH - BEGINNING OF PERIOD	399	1,367	-

CASH - END OF PERIOD	$39	$7,240	$39

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,400	$5,750

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with conversion of debentures	$224,025	$517,528

See notes to audited financial statements

Sungro Minerals Inc.

(An Exploration Stage Company)

Notes to the Unaudited Financial Statements

 For the nine months ended August 31, 2012 and 2011

1.

Nature of Operations and Going Concern

Sungro Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $607,062 for the nine months ended August 31, 2012, and has an accumulated deficit of $14,049,161.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2012 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2011 included in the Company’s filing of Form 10K.

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

As of August 31, 2012, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of August 31, 2012:

Fair Value Measurements at August 31, 2012
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	August 31, 2012	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$212,428	$-	$-	$212,428

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	August 31, 2012	November 30, 2011
Beginning balance	$434,063	$139,233
Derivative liabilities recorded	72,246	1,054,766
Derivative liabilities converted	-	(587,363)
Unrealized gain attributable to the change in liabilities still held	(293,881)	(172,573)
Ending balance	$212,428	$434,063

The fair value of the derivative liability at August 31, 2012 and November 30, 2011, totaling $212,428 and $434,063, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 4. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the nine months ended August 31, 2012 and nine months ended August 31, 2011, are reported in other expenses as follows:

	August 31, 2012	August 31, 2011
(Gain) Loss on derivative liabilities recorded during the period	$36,928	$722,182
Debt discount attributable to derivative liabilities recorded	(55,000)	(351,383)
Derivative liabilities converted during the period	-	(518,579)
Unrealized gain attributable to the change in liabilities still held	(258,563)	(57,379)
Net unrealized (gain) loss included in earnings	$(276,635)	$(205,159)

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	August 31,	November 30,	Date of
	2012	2011	issuance

$45,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	319.58%
Weighted Average life (months)	0	4	9

$32,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	319.58%
Weighted Average life (months)	0	5	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	319.58%
Weighted Average life (months)	0	5	9

(Continued) $35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	262.42%
Weighted Average life (months)	3	9	9

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	262.42%
Weighted Average life (months)	0	6	6

$100,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	163.46%	262.42%	319.58%
Weighted Average life (months)	0	0	4

$30,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	163.46%		106.29%
Weighted Average life (months)	7		10

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%		0.30%
Annual rate of dividends	-		-
Volatility	163.46%		86.16%
Weighted Average life (months)	4		6

Fair Value	$212,428	$434,063

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the nine months ended August 31, 2012 the Company recorded $55,000 as debt discount on $65,000 in convertible debt that it had entered into during the nine months ended August 31, 2012, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for debentures totaling $274,530 which has a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the nine months ended August 31, 2012 was $36,928, offset by the debt discount of $55,000, with the remaining $18,072 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At August 31, 2012, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had previously entered into as well as convertible debt entered into during the nine months then ended. As of August 31, 2012, the derivative liability recorded during the nine months then ended, decreased by $276,635 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

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

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $352,500 from the sale of nine month convertible debentures to an unaffiliated, accredited investor.  The debenture is convertible at sixty percent (60%) of the lowest three closing bid prices during the ten (10) trading days immediately prior to the date of conversion.  In August 2012, the holder declared all its existing debentures in default due to their inability to convert and sell shares in the market.  The default triggered an over ride on the principal balance of 150% of the existing principal and a default interest rate of 22% versus 8%.

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

As of August 31, 2012, the Company was in default in its annual payments under the Mineral Agreement and had received notice that the holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.  In November 2011, the Company wrote off the value of all claims including the additional 217 claims it had staked.  The 217 claims have been assigned to the investor who holds a security interest in and to the claims for funding the original staking, however, the Company has failed to make the annual payments to the Bureau of Land Management, and has determined to pursue other projects that carry greater potential for completion in other parts of the world.

7.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At August 31, 2012 the balance owed was $19,671.  The balance does not bear interest and is due on demand.

During 2011 and 2012, our CEO and CFO have from time to time lent money to the Company.  These advances are non-interest bearing and payable upon demand.  At August 31, 2012 the balance owed was $870.

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

In December 2011, The Company issued 73,254,759 common shares in connection with the conversion of $46,170 of convertible debentures and interest.  The shares were issued at an average price of $0.00063 per share.

In January 2012, the Company issued 164,097,069 common shares in connection with the conversion of $39,023 of convertible debentures and interest.  The shares were issued at an average price of $0.00024 per share.

In February 2012, the Company issued 148,806,139 common shares in connection with the conversion of $35,050 of convertible debentures and interest.  The shares were issued at an average price of $0.00021 per share.

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

In September 2012, the Company issued 73,333,333 common shares in connection with the conversion of $4,400 of convertible debentures and interest.  The shares were issued at an average price of $0.00006 per share.

In October 2012, the Company issued 17,000,000 common shares in connection with the conversion of $3,400 of convertible debentures and interest.  The shares were issued at an average price of $0.0002 per share.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. During the third quarter of 2012, the Company determined that the Conglomerate Mesa project had too long a time horizon versus the costs involved at this time.  The management made a strategic decision to allow all claims held at the Conglomerate Mesa project to expire by not renewing the annual lease payments to the Bureau of Land Management and the cancellation of payments to the prospectors with whom we had partnered.  Instead, the Company has determined that several very attractive alternative projects are available on the African continent, and to that end, representative of the Company visited several countries in Africa in late May 2012.  Further information and developments will be forthcoming.  Our company has not generated revenues since inception and has accumulated losses of $14,049,161 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

We are actively pursuing additional opportunities in the oil, gas, coal, and mining industries. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company.  In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge.  We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we either confirm the value of our various claims, or locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine month periods ended August 31, 2012 and 2011 which is included herein.

Our operating results for the nine month periods ended August 31, 2012 and 2011 are summarized as follows:

	Nine Months Ended August 31,		Cumulative Amount from Aug 10, 2007 to Aug 31, 2012
	2012	2011
Operating expenses	$519,767	$795,006	$10,598,703
Net Loss	$(607,062)	$(986,609)	$(14,049,161)

Revenues

We did not earn any revenues for the nine months ended August 31, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the nine month periods ended August 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Nine Months Ended		Cumulative amount August 10, 2007 to
	August 31,		August 31,
	2012	2011	2012	2011	August 31, 2012
General and administrative	$116,210	$164,901	$520,745	$670,455	$9,886,654
Bank charges and interest	183	107	297	103	2,263
Foreign exchange loss (gain)	537	(258)	(1,275)	(166)	2,852
Mineral claim maintenance and geological costs	-	79,120	-	124,614	706,934
Total	$116,930	$243,870	$519,767	$795,006	$10,598,703

General and Administrative

The overall reduction in our general and administrative expenses for the nine month periods ended August 31, 2012 compared to the comparative period ended August 31, 2011 was primarily due to reduced consulting fees paid in 2012 versus 2011 when costs associated with the acquisition of the Conglomerate Mesa Claims were offset by the cancellation of a contract with a consultant for non-performance.

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

Liquidity and Capital Resources

Working Capital

			Percentage
	August 31,	November 30,	Increase
	2012	2011	(Decrease)
Current Assets	$6,039	$4,316	39.9%
Current Liabilities	$1,682,795	$1,461,384	13.2%
Working Capital (Deficiency)	$(1,676,756)	$(1,457,068)	15.1%

Cash Flows

	Nine Months Ended		Percentage
	August 31,	August 31,	Increase /
	2012	2011	(Decrease)
Cash Used in Operating Activities	$(79,280)	$(381,320)	79.2%
Cash Used in Investing Activities	$-	$(35,550)	-%
Cash Provided by Financing Activities	$78,920	$422,743	(81.3%	)
Net Increase (Decrease) in Cash	$(360)	$5,873	66.3%

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $79,280 during the nine month period ended August 31, 2012 and $381,320 during the nine month period ended August 31, 2011. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The Company used no cash in investing activities during the nine month period ended August 31, 2012 and used $35,550 during the nine month period ended August 31, 2011.

Cash Provided by Financing Activities

During the nine month period ended August 31, 2012:

The Company raised $78,150 from short term Notes from an affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company also borrowed $770 from its officers on a demand basis.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had:

•

1,571,933,871 shares of common stock issued and outstanding

•

3,000 shares of preferred A stock issued and outstanding

•

87,500 shares of preferred B stock issued and outstanding

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of August 31, 2012, our company has accumulated losses of $14,049,161 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2012, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

SUNGRO MINERALS INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	October 22, 2012	Date:	October 22, 2012