Form 10-K
period 2012-11-30
American Mineral Group, Inc.
filed 2014-07-23
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2012
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

American Mineral Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 5 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

Yes  ❒   No ☒

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

Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as March 31, 2013 was 1,860,884,370 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $186,088 based on the closing price of the Registrant's common stock of $0.0001 on March 31, 2013 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 31, 2013 there were 1,891,903,870 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at March 31, 2013: 1,891,903,870

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

How our company is organized

Sungro Minerals Inc. (the "Company" or "Sungro") was incorporated under the laws of the State of Nevada on August 10, 2007.

Where you can find us

We are located at 1530 Atwood Ave. #19652, Johnston, RI 02919. Our telephone number is (401) 648-0805, our facsimile number is (401) 648-0699, our e-mail address is info@americanmineralgroup.com, and our homepage on the world-wide web is at http://www.sungrominerals.com.

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

Subsequent to the end our fiscal year 2011, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that the holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.  While the Company hoped to reach agreement with the holders, and in spite of significant potential outlined in its February 2011 geological report, in fiscal year 2012 the Company determined that its resources would be more effectively utilized if we focused on an alternative mining opportunity in Africa, abandoning the Conglomerate Mesa project.

Governmental Regulations and Environmental Compliance

The Company’s operations if and when they begin, will be subject to various federal, state, and local permitting and environmental regulations.  With cancellation of the Mineral Lease for the Conglomerate Mesa project, the Company is pursuing other gold mining and oil and gas opportunities and therefore expects to encounter additional regulatory and compliance oversight.

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

Employees

We presently have two employees our Chief Executive Officer / President, our Chief Financial Officer, both of whom are directors of the Company.  We expect that as we begin development of any potential project, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

Our Company has no operating history since it was organized, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 as a start-up, Exploration Stage Company. We have no operating history and we did not have any business prior to our organization. During the fiscal year ended November 30, 2011, we incurred $125,492 in claims fees paid to the Bureau of Land Management to preserve the Conglomerate Mesa claims in good standing.  The Company had accrued the annual payment of $200,000 due under the Mineral Agreement and an additional $50,000 as a late payment fee while it worked to sort out the information provided by the BLM with regard to claims development and potentially reinstate the Mineral Agreement.  The accruals cover potential costs due for the period ended November 30, 2012.  However, subsequently, the Company determined not to continue exploration efforts of the Conglomerate Mesa claims.  We incurred a total of $13,907,996 in expenses from inception to November 30, 2012.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2012 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2012, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $1,527,061 and current assets of $3,970 at November 30, 2012, and a working capital deficiency of $1,523,091.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

In Our Prior Fiscal Year We Have Been The Subject Of A Going Concern Opinion As Of November 30, 2011 And Expect That Upon Completion Of Our Audit For November 30, 2012 From Our Independent Auditors, We Will Continue To Receive A Going Concern Opinion Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the year ended November 30, 2011.  Upon completion of our audit, we believe that the auditors will, in their audit report issue a similar explanatory paragraph in connection with our financial statements for the year ended November 20, 2012.  We have incurred losses of $465,897 and $5,154,853 for the years ended November 30, 2012 and 2011, and a cumulative loss since inception of $13,907,996, and that we had a working capital deficiency of $1,523,091 at November 30, 2012 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2012, we had cash in the amount of $470, and current liabilities of $1,527,061. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to explore or develop mineral deposits. A municipality’s decision to require Sungro to obtain permits or licenses could delay or impede the development of a revenue model, as well as force us to incur additional costs.

We May Face Opposition Regarding Development of the Minerals Contained On Our Claims

We may face environmental and developmental opposition regarding the development of the mineral claims that we own.  This opposition may be sufficient to cost the Company significant funds to overcome them, if at all.  There can be no certainty with regard to the outcome of such opposition if it should develop.  If the opposition is successful in their efforts, it may render the claims valueless with a similar impact on the value of the Company’s Common Stock.

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

Our Common Stock May Lack Liquidity And Be Affected By Limited Trading Volume.

Our Common Stock is traded on the OTC Markets Pink Sheets. There can be no assurance that an active trading market for our common stock will be maintained. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

The Depository Trust Company has placed a “Chill” on Deposits of the Common Shares of the Company

In November 2011, the Company became aware that the Depository Trust Company (DTC) had placed a “Chill” on deposit of its common shares into the automated settlement system which they maintain.  This chill makes it more difficult for investors to acquire and deposit shares of the Company’s Common Stock into many brokerage accounts – it does NOT prevent trading on existing shares, and there are alternate companies that provide deposit and settlement services albeit at an increased price and which take more time.  Upon inquiry, the Company was advised that it was a precaution and that for deposits through DTC to be resumed would require an audit and representation by a DTC participating broker dealer as to the accuracy of its share outstanding.  The Company intends to pursue this matter during as funding permits.

Rules of the Securities and Exchange Commission concerning late report filings

Originally quoted on FINRA’s OTCBB Sungro's common stock is currently quoted on the OTC Markets Pink Sheets as the Company is delinquent in the filing of its 10-K for the fiscal years ended November 2012 and 2013 as well as all 10-K filings for fiscal year 2013 and 2014.  With this filing, the Company is in the process of bringing all delinquent filings up to date, and expects to provide audited statements in the next few months.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have acquired 331 unpatented lode mining claims known as the Conglomerate Mesa, and in 2011 claimed and staked an additional 217 unpatented lode mining claims bringing our total number of claims to 548.  These claims are located in Inyo County, California.  The Company must maintain periodic payments on these claims to the Bureau of Land Management in order to maintain their title to the claims.

Subsequent to the end our fiscal year 2011, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that the holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.  While the Company hoped to reach agreement with the holders, and in spite of significant potential outlined in its February 2011 geological report, in fiscal year 2012 the Company determined that its resources would be more effectively utilized if we focused on an alternative mining opportunity in Africa, abandoning the Conglomerate Mesa project.

Currently, the Company occupies approximately 200 SF of office space provided by one of its officers gratis.

ITEM 3. LEGAL PROCEEDINGS

In August, 2009, trading in the Company’s stock was temporarily suspended in British Columbia, Canada by the British Columbia Securities Commission (BCSC).  The temporary suspension was the result of what the BCSC termed “suspicious trading activity” due to a significant increase in the share price of the Company’s stock price.  Various shareholders, and the former CEO and President, Malkeet Bains have been interviewed and several have been either charged with or accepted please in connection with violations of Canadian securities laws.

The Cease Trade Order is still in effect regarding trading in British Columbia, Canada only, and specifically affects the residents thereof.

The case outlined above does not involve the Company or any of its current officers or directors.

ITEM 4. Mine Safety Disclosures

As the Company currently has no operating mining operations, therefore there are no is mine safety issues to disclose.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 31, 2013, there were approximately 725 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 28, 2011	$0.0649	$0.052
May 31, 2011	$0.042	$0.037
Aug. 31, 2011	$0.0073	$0.0051
Nov. 30, 2011	$0.0036	$0.0024
Feb. 28, 2012	$0.0028	$0.0003
May 31, 2012	$0.0015	$0.0001
Aug. 31, 2012	$0.0001	$0.0001
Nov. 30, 2012	$0.0007	$0.0001

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

In December 2011, the Company issued 73,254,759 common shares in connection with the conversion of $46,020 of convertible debentures and accrued interest.  The conversions had an average price of $0.00628 per share.

In January 2012, the Company issued 164,097,069 common shares in connection with the conversion of $39,023 of convertible debentures and accrued interest.  The conversions had an average price of $0.00024 per share.

In February 2012, the Company issued 148,806,139 common shares in connection with the conversion of $33,050 of convertible debentures and accrued interest.  The conversions had an average price of $0.00022 per share.

In March 2012, the Company issued 193,000,000 common shares in connection with the conversion of $50,771 of convertible debentures and accrued interest.  The conversions had an average price of $0.00026 per share.

In April 2012, the Company issued 316,473,684 common shares in connection with the conversion of $33,120 of convertible debentures and accrued interest.  The conversions had an average price of $0.0001 per share.

In May 2012, the Company issued 389,871,429 common shares in connection with the conversion of $22,041 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In September 2012, the Company issued 73,333,333 common shares in connection with the conversion of $4,400 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In October 2012, the Company issued 17,000,000 common shares in connection with the conversion of $3,400 of convertible debentures and accrued interest.  The conversions had an average price of $0.0002 per share.

In November 2012, the Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

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

Financial Condition

As of November 30, 2012, Sungro had total current assets of $3,970 and total current liabilities of $1,527,061 for a net working capital deficit of $1,523,091. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional mineral properties, develop the properties we have, or acquire a target company or business. The additional funding will come from equity financing from the sale of Sungro's common stock. If Sungro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Sungro. Sungro does not have any financing arranged and Sungro cannot provide investors with any assurance that Sungro will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Sungro's business will fail.

Based on the nature of Sungro's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that exploration and development of mineral properties will cost a substantial amount of money, and possibly take several years before they are capable of generating revenue or be profitable. Sungro's future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  Sungro's ability to reaise additional funding;
  Sungro's ability to identify and successfully negotiate the acquistion of potential properties or assets; and
  If such opportunities or businesses acquired will be profitablde.

Due to Sungro's lack of operating history and present inability to generate revenues, Sungro's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2011 indicating substantial doubt about Sungro's ability to continue as a going concern. This means that there is substantial doubt whether Sungro can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

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

Results of Operations

We did not earn any revenues for the fiscal year ended November 30, 2012 and from inception on August 10, 2007 to November 30, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $5,154,853 during the fiscal year ended November 30, 2011, and total expenses in the amount of $7,896,734 during the fiscal year ended November 30, 2010.

	Years Ended November 30,
Expense Item	2012	2011
Mineral Property Maintenance	$-	$125,492
Royalty Payments	(250,000)	250,000
Payroll and bonuses	95,123	486,300
Consulting	422,052	1,030,080
Accounting	43,500	39,000
Legal	3,947	27,723
Amortization of debt discount	268,413	400,625
Interest expense	115,855	101,905
Loss on mineral rights	-	2,837,550
Other	(232,993)	(143,822)
Total	$465,897	$5,154,853

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

Subsequent Events

In December 2012, The Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and interest.  The shares were issued at an average price of $0.00006 per share.

In January 2013, the Company issued 163,333,333 common shares in connection with the conversion of $6,825 of convertible debentures and interest.  The shares were issued at an average price of $0.00004 per share.

On March 22, 2013, the Company filed a name change to become American Mineral Group, Inc.

On March 28, 2012, the Company filed a Form 15-12G with the SEC to suspend its required reporting under the Securities Act of 1933

On April 24, 2013, the Company executed a 1:125 reverse stock split of its shares.

On April 30, 2013, the Company filed an amendment on Form 15-12G/A to reverse its decision to suspend its reporting responsibilities and resume its reporting obligations under the Securities Act of 1933.

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

In December 2011, the Company defaulted on payments due under its Mineral Agreement dated August 31, 2009 and subsequently chose not to cure the default after being advised by the Bureau of Land Management that certain claims required more extensive environmental impact studies than the Company had been told were necessary.  The following information related to the property is provided in connection with our prior year (2011) financial information.

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

Sungro had mineral rights to the property for lode mining.

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

The property has no power or water within its bounds; however, both are available at the foot of the mountain which can be extended to the location when required.

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

SUNGRO MINERALS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Page Number
FINANCIAL STATEMENTS
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Stockholders’ Equity (Deficit)	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-19

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	November 30, 2012	November 30, 2011
	(unaudited)
CURRENT ASSETS:
Cash	$470	$399
Prepaid expenses	3,500	3,917
TOTAL CURRENT ASSETS	3,970	4,316

	$3,970	$4,316

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$103,523	$64,030
Accrued expenses	106,887	308,032
Accrued payroll	580,581	274,416
Convertible debentures (net of debt discount of $0 and $213,413)	253,450	127,392
Notes payable (net of debt discount of $0 and $0)	261,244	233,014
Due to former CEO	19,816	20,337
Due to officers	1,025	100
Derivative liability	200,535	434,063
TOTAL CURRENT LIABILITIES	1,527,061	1,461,384

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred A stock, $.001 par value; authorized shares -	3	3
100,000 shares; 3,000 and 3,000 shares issued and outstanding
Preferred B stock, $.001 par value; authorized shares -	88	22
100,000 shares; 87,500 and 22,000 shares issued and outstanding
Common stock, $.001 par value; authorized shares -	1,650,267	196,097
2,500,000,000 shares; 1,650,237,204and 196,097,458 shares issued and outstanding
Additional paid-in capital	10,734,547	11,788,909
Deficit accumulated during the exploration stage	(13,907,996)	(13,442,099)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,523,091)	(1,457,068)

	$3,970	$4,316

See notes to the unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
	Year Ended November 30,		Cumulative amount from Inception (August 10, 2007) through November 30, 2012
	2012	2011
	(unaudited)		(unaudited)
OPERATING EXPENSES:
Bank charges and interest	$377	$400	$2,343
General and administrative	620,777	1,683,939	9,986,686
Foreign exchange (gain) loss	(996)	(261)	3,131
Mineral claim maintenance and geological costs	(250,000)	376,284	456,934
TOTAL OPERATING EXPENSES	370,158	2,060,362	10,449,094

OPERATING LOSS	(370,158)	(2,060,362)	(10,449,094)

INTEREST EXPENSE	(115,854)	(101,905)	(268,743)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	288,528	245,589	524,905
AMORTIZATION OF DEBT DISCOUNT	(268,413)	(400,625)	(877,514)
LOSS OF MINERAL RIGHTS	-	(2,837,550)	(2,837,550)
NET LOSS	$(465,897)	$(5,154,853)	$(13,907,996)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	1,154,631,547	115,945,846

See notes to the unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Preferred A Stock ($.001 par value)		Preferred B Stock ($.001 par value)		Common Stock ($.001 par value)		Common Stock To be issued	Additional Paid-In Capital		Total Stockholders' Equity (Deficit)
									Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 10, 2007 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Adjusted for 5:1 forward stock split
Issuance of stock for:
Subscription Agreement - $0.001 per share		-		-	25,000,000	25,000	-	(20,000)	-	5,000
Subscription Agreement - $0.02 per share		-		-	23,750,000	23,750	-	71,250	-	95,000

Net loss				-	-	-	-	-	(26,395)	(26,395)

Balance, November 30, 2007	-			-	48,750,000	48,750	-	51,250	(26,395)	73,605

Net loss		-		-	-	-	-	-	(71,962)	(71,962)

Balance, November 30, 2008	-	-	-	-	48,750,000	48,750	-	51,250	(98,357)	1,643

Capital provided by stockholder		-		-	-	-	-	14,996	-	14,996
Issuance of warrants		-		-	-	-	-	53,290	-	53,290
Common stock to be issued		-		-	-	-	133	99,867	-	100,000

Net loss		-		-	-	-	-	-	(292,155)	(292,155)

Balance, November 30, 2009	-	-	-	-	48,750,000	48,750	133	219,403	(390,512)	(122,226)

Issuance of stock for:
Conversion of debentures		-		-	1,000,000	1,000		99,000	-	100,000
Private placement		-		-	50,000	50		24,950	-	25,000
Compensation		-		-	24,476,284	24,476		6,967,824	-	6,992,300
Acquisition of Mineral Agreement		-		-	2,600,000	2,600		2,597,400	-	2,600,000
Beneficial conversion		-		-		-		100,000	-	100,000
Issuance of warrants		-		-		-		7,350	-	7,350
Common stock to be issued		-		-		-	2,506	52,494	-	55,000
Issuance of stock to be issued					133,333	133	(133)			-

Net loss		-		-	-	-			(7,896,734)	(7,896,734)

Balance, November 30, 2010	-	-	-	-	77,009,617	77,009	2,506	10,068,421	(8,287,246)	1,860,690

Issuance of stock for:
Conversion of debentures		-		-	108,837,272	108,837		540,958	-	649,795
Private placement		-		-	1,000,000	1,000		9,000	-	10,000
Compensation	3,000	3	22,000	22	6,743,902	6,744		1,170,531	-	1,177,300
Issuance of stock to be issued					2,506,667	2,507	(2,506)	(1)		-

Net loss		-		-	-	-			(5,154,853)	(5,154,853)

Balance, November 30, 2011	3,000	3	22,000	$22	196,097,458	$196,097	$-	11,788,909	$(13,442,099)	$(1,457,068)

Issuance of stock for:
Conversion of debentures					1,454,169,746	1,454,170		(1,218,046)		236,124
Compensation			65,500	66				163,684		163,750

Net loss									(465,897)	(465,897)

Balance, November 20, 2012	3,000	$3	87,500	88	1,650,267,204	1,650,267	-	10,734,547	(13,907,996)	(1,523,091

See notes to the unaudited financial statements

SUNGRO MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (August 10, 2007) through November 30, 2012

	For the years ended November 30,
	2012	2011
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,897)	$(5,154,853)	$(13,907,996)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	268,413	400,625	877,514
Stock issued for compensation	163,349	1,177,300	8,333,350
Penalty on debenture default	54,500	-	54,500
Change in fair value of derivative	(288,528)	(245,589)	(524,904)
Loss on mineral rights	-	2,837,550	2,837,550

Changes in assets and liabilities:
Prepaid expenses	417	(2,917)	(3,500)
Accounts payable and accrued expenses	157,791	554,122	956,307
Net cash used in operating activities	(109,554)	(433,762)	(1,377,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-	(202,000)
Acquisition of additional claims	-	(35,550)	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	-	(35,550)	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	108,700	177,309	687,516
Payments of notes payable	-	(66,280)	(66,280)
Proceeds from private placement	-	10,000	290,000
Proceeds from convertible debentures	-	352,500	614,500
Proceeds from /(Payments) to officer and prior CEO	925	(5,185)	74,467
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,625	468,344	1,615,199

NET INCREASE (DECREASE) IN CASH	71	(968)	470

CASH - BEGINNING OF PERIOD	399	1,367	-

CASH - END OF PERIOD	$470	$399	$470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$1,670
Cash paid for interest	$5,400	$15,810

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with conversion of debentures	$236,525	$649,795

See notes to the unaudited financial statements F-4

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2012 and 2011

1.   Nature of Operations and Going Concern

Sungro Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $465,897 for the year ended November 30, 2012, and has an accumulated deficit of $13,907,996. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

As of November 30, 2012, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2012 and November 30, 2011:

Fair Value Measurements at November 30, 2012
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2012	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$200,535	$-	$-	$200,535

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012 and 2011

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2012	November 30, 2011
Beginning balance	$434,063	$139,233
Derivative liabilities recorded	72,246	1,054,766
Derivative liabilities converted	-	(587,363)
Unrealized gain attributable to the change in liabilities still held	(305,774)	(172,573)
Ending balance	$200,535	$434,063

The fair value of the derivative liability at November 30, 2012 and November 30, 2011, totaling $200,535 and $434,063, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2012 and 2011, are reported in other expenses as follows:

	November 30, 2012	November 30, 2010
(Gain) Loss on derivative liabilities recorded during the period	$(72,246)	$1,054,766
Debt discount attributable to derivative liabilities recorded	(55,000)	(540,419)
Derivative liabilities converted during the period	(115,605)	(587,363)
Unrealized gain attributable to the change in liabilities still held	(45,677)	(172,573)
Net unrealized (gain) loss included in earnings	$(288,528)	$(245,589)

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2012 and 2011, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at November 30, 2012 and 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2012 and 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

i)    Revenue Recognition

The Companies follow the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Companies record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of product sales.

As at November 30, 2012, the Company had no revenues to report.

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012 and 2011

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

Subsequent to the end of the fiscal year, the Company received notice that it was delinquent in its annual payments under the Mineral Agreement and that holders of the 331 unpatented lode mining claims were exercising their right to cancel the agreement.   As a result, the Company has written of the value of the claims and the additional claims it still held title to (217 claims abutting the original 331 claims).

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

In December 2011, the Company issued 73,254,759 common shares in connection with the conversion of $46,020 of convertible debentures and accrued interest.  The conversions had an average price of $0.00628 per share.

In January 2012, the Company issued 164,097,069 common shares in connection with the conversion of $39,023 of convertible debentures and accrued interest.  The conversions had an average price of $0.00024 per share.

In February 2012, the Company issued 148,806,139 common shares in connection with the conversion of $33,050 of convertible debentures and accrued interest.  The conversions had an average price of $0.00022 per share.

In March 2012, the Company issued 193,000,000 common shares in connection with the conversion of $50,771 of convertible debentures and accrued interest.  The conversions had an average price of $0.00026 per share.

In April 2012, the Company issued 316,473,684 common shares in connection with the conversion of $33,120 of convertible debentures and accrued interest.  The conversions had an average price of $0.0001 per share.

In May 2012, the Company issued 389,871,429 common shares in connection with the conversion of $22,041 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In September 2012, the Company issued 73,333,333 common shares in connection with the conversion of $4,400 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In October 2012, the Company issued 17,000,000 common shares in connection with the conversion of $3,400 of convertible debentures and accrued interest.  The conversions had an average price of $0.0002 per share.

In November 2012, the Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

5.

Warrants

From time to time, the Company has issued warrants in connection with the issuance of certain financial instruments.

During the year ended November 30, 2010, the Company issued 150,000 warrants at an exercise price of $0.049 per share, and 1,000,000 warrants at an exercise price of $0.050 per share.

At November 30, 2012, all warrants had expired unexercised.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits as of November 30, 2012 and as of November 30, 2011.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

7.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2012	2011
Income tax benefit at Federal statutory rate of 35%	$163,000	$1,804,000
State Income tax benefit, net of Federal effect	23,000	258,000
Permanent differences (primarily stock-based compensation)	(107,000)	(160,000)
Change in valuation allowance	(79,000)	(1,902,000)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2012	2011

Net Operating losses	$2,354,400	$2,274,400
Loss on mineral rights	2,838,000	2,838,000
Valuation allowance	(5,192,400)	(5,112,400)
	$-	$-

At November 30, 2012 the Company has available net operating losses of approximately $2,354,400 which may be carried forward to apply against future taxable income. These losses will expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

Sungro Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012 and 2011

Derivative Liabilities (Continued)

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	November 30,	November 30,	Date of
	2012	2011	issuance

$55,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	97.26%
Weighted Average life (months)		Fully Converted	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	97.26%
Weighted Average life (months)		Fully Converted	9

$5,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	97.26%
Weighted Average life (months)		Fully Converted	12

$27,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	97.26%
Weighted Average life (months)		Fully Converted	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	97.26%
Weighted Average life (months)		Fully Converted	9

$60,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		319.58%	314.77%
Weighted Average life (months)		Fully Converted	9

$75,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		319.58%	298.18%
Weighted Average life (months)		Fully Converted	9

$30,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		319.58%	291.95%
Weighted Average life (months)		Fully Converted	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	301.41%
Weighted Average life (months)		Fully Converted	9

$45,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	319.58%
Weighted Average life (months)	Fully Converted	4	9

	November 30,	November 30,	Date of
	2012	2011	issuance

$32,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	319.58%
Weighted Average life (months)	0	5	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	319.58%
Weighted Average life (months)	0	5	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	262.42%
Weighted Average life (months)	0	9	9

$25,000 Debenture:
Discount Rate – Bond Equivalent Yield		0.30%	0.30%
Annual rate of dividends		-	-
Volatility		262.42%	319.58%
Weighted Average life (months)		Fully Converted	6

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	262.42%
Weighted Average life (months)	0	6	6

$147,076 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	301.15%
Weighted Average life (months)	Fully Converted	Fully Converted	6

$100,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	262.42%	319.58%
Weighted Average life (months)	Fully Converted	0	4

Fair Value	$ 200,535	$ 434,063

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the year ended November 30, 2012 the Company recorded $55,000 as debt discount on $65,000 in convertible debt that it had entered into during the year ended November 30, 2012, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for debentures totaling $247,076 which have a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion, and debentures totaling $199,530 which have a conversion threshold of 50% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the year ended November 30, 2012 was $17,246, offset by the debt discount of $55,000, with the remaining $37,754 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At November 30, 2012, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into during the current and previous years then ended. As of November 30, 2012, the derivative liability recorded during the year then ended, decreased by $233,528 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into coupled with final conversion of several debentures.

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

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $925 in demand notes to from its CFO during the fiscal year ended November 30, 2012.

Between December 2011 and November 2012, the Company borrowed $108,700 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

10.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2012 and 2011 the balance owed was $19,816 and $20,337 respectively.  The balance does not bear interest and is due on demand.

During 2012, our CEO and CFO have from time to time lent money to the Company.  At November 30, 2012 they had a balance owed to them of $1,025.  The balance does not bear interest and is due on demand.

11.

Commitments and Contingencies

In August, 2009, trading in the Company’s stock was temporarily suspended in British Columbia, Canada by the British Columbia Securities Commission (BCSC).  The temporary suspension was the result of what the BCSC termed “suspicious trading activity” due to a significant increase in the share price of the Company’s stock price.  Various shareholders, and the former CEO and President, Malkeet Bains have been interviewed and several have been either charged with or accepted please in connection with violations of Canadian securities laws.

The Cease Trade Order is still in effect regarding trading in British Columbia, Canada only, and specifically affects the residents thereof.

The case outlined above does not involve the Company or any of its current officers or directors.

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

13.

Subsequent Events

In December 2012, The Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and interest.  The shares were issued at an average price of $0.00006 per share.

In January 2013, the Company issued 163,333,333 common shares in connection with the conversion of $6,825 of convertible debentures and interest.  The shares were issued at an average price of $0.00004 per share.

On March 22, 2013, the Company filed a name change to become American Mineral Group, Inc.

On March 28, 2012, the Company filed a Form 15-12G with the SEC to suspend its required reporting under the Securities Act of 1933

On April 24, 2013, the Company executed a 1:125 reverse stock split of its shares.

On April 30, 2013, the Company filed an amendment on Form 15-12G/A to reverse its decision to suspend its reporting responsibilities and resume its reporting obligations under the Securities Act of 1933.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2012, the Company’s internal control over financial reporting was effective.

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

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

The following table sets forth information about our executive officers and directors as of March 31, 2013.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	64	Director, President and CEO
Erwin Vahlsing, Jr. Warwick, RI	57	Director, Chief Financial Officer, Treasurer, and Secretary
Thomas Craft, Jr. Warwick, RI	49	Director

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.	2012	$ 0	$0	$129,376	$31,250	0	0	0
Chief Executive Officer,	2011	$ 0	$0	$124,400	$50,000	0	0	0
President, Director	2010	$ 0	$0	$86,250	$196,500	0	0	0

Erwin Vahlsing, Jr	2012	$ 0	$0	$129,376	$31,250	0	0	0
Chief Financial Officer,	2011	$ 0	$0	$124,400	$75,000	0	0	0
Secretary, Treasurer,	2010	$ 0	$0	$86,250	$196,500	0	0	0
Director

See notes below:

(1)

The named executive officers received grants of restricted stock in connection with entry into 5 year employment agreements.

(2)

Salary was accrued with only partial payment made during the years 2012 and 2011.  The balance may be paid either in cash or stock.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 13, 2013 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Frederick J. Pucillo, Jr. Chief Executive Officer, President, and Director	Common Preferred B(2)	3,019,500 62,500,000	0.2% 3.2%
Erwin Vahlsing, Jr. Chief Financial Officer, Treasurer, Secretary, and Director	Common Preferred B(2)	3,000,000 62,500,000	0.2% 3.2%
Thomas Craft, Jr. Director	Preferred B(2)	62,500,000	3.2%
Martin Bolodian Investor Relations	Common	1,500,000	0.1%
Malkeet Bains(3) – former officer	Common	25,000,000	1.3%
Internet Marketing Solutions, Inc.	Preferred B(2)	250,000,000	11.7%
All officers, directors, and beneficial owners as a group	Common Preferred B(2)	32,519,500 437,500,000	1.7% 18.8%

(1) The percentage of common shares is based on 1,891,903,870 shares of common stock outstanding as of March 31, 2013.

(2) Percentage is based on current common stock outstanding as of March 31, 2013 plus beneficial amount owned by the individual holder, on an “As Converted” basis.

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

The Company is currently traded on the OTC Market Pink Sheet, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2011 and 2010 by Sherb & Co., LP were as follows:

	Year ended Nov. 30, 2012	Year ended Nov. 30, 2011
Audit Fees	$0	$35,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.4	Mineral Agreement for the Conglomerate Mesa claims dated August 27, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/03/09
10.5	Amendment No. 1 to Mineral Agreement dated September 17, 2009 between Steven Van Ert, Noel Cousins, and Sungro		8-K	10.1	09/23/09
10.6	Consulting and Fee Agreement dated July 1, 2009 between Internet Marketing Solutions, Inc. and Sungro		10-K	10.6	03/17/10
10.7	Employment Agreement dated September 2, 2010 between Frederick Pucillo, Jr. and Sungro		10-K	10.7
10.8	Employment Agreement dated September 2, 2010 between Erwin Vahlsing, Jr. and Sungro		10-K	10.8
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SUNGRO MINERALS INC.
Date: July 21, 2014	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: July 21, 2014	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: July 21, 2014	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: July 21, 2014	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.