Form 10-K/A
period 2012-11-30
American Mineral Group, Inc.
filed 2014-08-28
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended November 30, 2012 of American Mineral Groups, Inc. (the "Company", "we" or "us"), filed with the U.S. Securities and Exchange Commission (the "SEC") on July 23, 2014, which was inadvertantly submitted without the required Interactive Data Files (XBRL).

No Other changes have been made to the Form 10-K.  This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

SUNGRO MINERALS INC.
Date: August 25, 2014	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo, President
Date: August 25, 2014	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: August 25, 2014	/s/ Frederick J. Pucillo	Director, and President
Frederick J. Pucillo
Date: August 25, 2014	/s/ Erwin Vahlsing, Jr.	Director, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.