Form 10-Q
period 2013-02-28
American Mineral Group, Inc.
filed 2014-08-29
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-53157

AMERICAN MINERAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada                                                                                             98-0546544

(State or other jurisdiction of incorporation organization)                                          (I.R.S. Employer Identification No.)

111 Airport Rd. – Unit 5, Warwick, RI  02889(Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of August 26, 2014 was 1,891,903,870

The number of shares of preferred A stock outstanding as of August 26, 2014 was 3,000

The number of shares of preferred B stock outstanding as of August 26, 2014 was 87,500

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “American Mineral” mean American Mineral Group, Inc., unless otherwise stated.

AMERICAN MINERAL GROUP, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended ,		Cumulative amount from Inception (August 10, 2007) through February 28, 2013
	February 28, 2013	February 29, 2012	
	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:			
General and administrative	$ 104,078	$ 275,955	$ 10,090,764
Bank charges and interest	30	39	2,372
Foreign exchange (gain) loss	(3,074)	(278)	57
Mineral claim maintenance and geological costs	-	-	456,934
TOTAL OPERATING EXPENSES	101,034	275,716	10,550,127
OPERATING LOSS	(101,034)	(275,716)	(10,550,127)
INTEREST EXPENSE	18,042	15,556	286,786
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	(8,412)	119,210	(533,317)
AMORTIZATION OF DEBT DISCOUNT	-	(279,045)	877,515
LOSS OF MINERAL RIGHTS	-	-	2,837,550
NET LOSS	$ (110,664)	$ (131,438)	$ (14,018,660)
BASIC AND DILUTED - LOSS PER SHARE	$ (0.00)	$ (0.00)	
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			
Basic and Diluted	1,154,631,547	115,945,846	

See notes to unaudited financial statements

3

AMERICAN MINERAL GROUP, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended February 28, 2013 (unaudited)	For the three months ended February 29, 2012 (unaudited)	Cumulative amount from Inception (August 10, 2007) through February 28, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (110,664)	$ (131,437)	$ (14,018,660)
Adjustments to reconcile net loss to net cash used in operating activities:			
Amortization of debt discount	-	(279,045)	877,514
Stock issued for compensation	-	163,751	8,333,350
Penalty on debenture default	-	-	54,500
Change in fair value of derivative	(8,412)	119,210	(533,316)
Loss on mineral rights	-	-	2,837,550
Changes in assets and liabilities:			
Prepaid expenses	1,500	1,251	(2,000)
Accounts payable and accrued expenses	108,216	99,162	1,064,523
NET CASH USED IN OPERATING ACTIVITIES	(9,360)	(27,109)	(1,386,539)
CASH FLOWS FROM INVESTING ACTIVITIES			
Payments on acquisition of Mineral Rights Agreement	-	-	(202,000)
Acquisition of additional claims	-	-	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(237,550)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	8,675	26,750	696,191
Payments of notes payable	-	-	(66,280)
Proceeds from private placement	-	-	290,000
Proceeds from convertible debentures	-	-	614,500
Proceeds from /(Payments) to officer and prior CEO	229	-	74,696
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,904	26,750	1,624,103
NET INCREASE (DECREASE) IN CASH	(456)	(359)	14
CASH - BEGINNING OF PERIOD	470	399	-
CASH - END OF PERIOD	$ 14	$ 40	$ 14
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:			
Cash paid for interest	$ -	$ 200	
NON-CASH INVESTING AND FINANCING ACTIVITIES:			
Stock issued in connection with conversion of debentures	$ 11,525	$ 128,001	
Acquisition of Oil & Gas Property for stock to be issued	$ 500,000	$ -	
Notes issued in connection with Oil & Gas acquisition	$ 1,500,000	$ -	

See notes to unaudited financial statements

4

American Mineral Group, Inc.

(An Exploration Stage Company)

Notes to the Unaudited Financial Statements

 For the three months ended February 28, 2013 and 2011

1.

Nature of Operations and Going Concern

American Mineral Group, Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $110,664 for the three months ended February 28, 2013, and has an accumulated deficit of $14,018,660.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2013 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2012 included in the Company’s filing of Form 10K.

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

As of February 28, 2013, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of February 28, 2013:

Fair Value Measurements at February 28, 2013
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	February 28, 2013	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$192,123	$-	$-	$192,123

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	February 28, 2013	November 30, 2012
Beginning balance	$200,535	$434,063
Derivative liabilities recorded	-	72,246
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	(8,412)	(305,774)
Ending balance	$192,123	$200,535

The fair value of the derivative liability at February 28, 2013 and November 30, 2012, totaling $192,123 and $200,535, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 4. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the three months ended February 28, 2013 and three months ended February 28, 2012, are reported in other expenses as follows:

	February 28, 2013	February 29, 2011
(Gain) Loss on derivative liabilities recorded during the period	$-	$(35,318)
Debt discount attributable to derivative liabilities recorded	-	(20,000)
Derivative liabilities converted during the period	-	-
Unrealized gain attributable to the change in liabilities still held	(8,412)	294,363
Net unrealized (gain) loss included in earnings	$(8,412)	$239,045

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	February 28,	November 30,	Date of
	2013	2012	issuance

$32,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	196.41%	196.41%	319.58%
Weighted Average life (months)	0	0	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	227.29%	196.41%	319.58%
Weighted Average life (months)	0	0	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	227.29%	196.41%	262.42%
Weighted Average life (months)	0	0	9

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	227.29%	196.41%	262.42%
Weighted Average life (months)	0	0	6

Fair Value	$192,123	$200,535

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for debentures totaling $274,530 which has a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. During the three months ended February 28, 2013, $8,412 was charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At February 28, 2013, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had previously entered into as well as convertible debt entered into during the three months then ended. As of February 28, 2013, the derivative liability recorded during the three months then ended, decreased by $8,412 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

5.

Notes Payable

During the year, by mutual agreement between the Company and the investor, the following sums (which included the balance forward of $231,507 the investor had loaned in the previous year ending November 30, 2011) were converted or re-written to a number of one year notes: as described below:

•

December 1, 2011 for loans and accrued interest loaned on or before August 31, 2010 - $147,076

•

December 1, 2011 for loans and accrued interest loaned on or before November 18, 2010 - $169,030.

•

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

•

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $925 in demand notes to from its CFO during the fiscal year ended November 30, 2012.

During the three months ended February 28, 2013, the Company borrowed $8,675 for an affiliated, accredited investor.  The notes are unsecured, carry interest at 15% per annum and are due on demand.

On February 27, 2013, the Company issued a secured note in the amount of $1.5 million in connection with the acquisition of a 28% Working Interest in the Grand Chenier oil and gas prospect. (see Note 9).

6.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At February 28, 2013 the balance owed was $18,212.  The balance does not bear interest and is due on demand.

During 2013 and 2012, our CEO and CFO have from time to time lent money to the Company.  These advances are non-interest bearing and payable upon demand.  At February 28, 2013 the balance owed was $1,254.

7.

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

In February 2013, the Company in connection with the acquisition of a 28% working interest in the Grand Chenier prospect recorded 250,000 shares of Preferred C Stock to be issued at $2.00 per share. (see Note 9)

8.

Commitments and Contingencies

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

Under a consulting agreement between American Mineral and Internet Marketing Solutions, Inc. (IMS) provides that IMS will receive a Consulting Fee of ten percent (10%) of the gross value of the project received by American Mineral including cash, stock and stock purchase warrants.

9.

Acquisition of Working Interest

On February 27, 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana for $2.0 million in stock and notes as follows:

•

250,000 shares of Preferred C Stock at a price of $2.00 per share for a total value of $500,000.  The Preferred C Stock converts 1:100 into Common Shares of the Company; and

•

$1.5 million in secured notes carrying the following features:

o

Secured by the Working Interest;

o

Interest rate of 8% per annum;

o

To be repaid upon commencement of production at the lesser of (i) $40,552.79 per month, or (ii) 20% of the Net Income from any production

10.

Subsequent Events

Management evaluated subsequent events through the date of this filing to determine if such events would require adjustment to or disclosure in the financial statements.

On April 24, 2013, the Company affected a reverse stock split of 1:125 of its common shares issued and outstanding.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims and the development of these claims. During the third quarter of 2012, the Company determined that the Conglomerate Mesa project had too long a time horizon versus the costs involved at this time.  The management made a strategic decision to allow all claims held at the Conglomerate Mesa project to expire by not renewing the annual lease payments to the Bureau of Land Management and the cancellation of payments to the prospectors with whom we had partnered.  Instead, the Company has determined that several very attractive alternative projects are available on the African continent, and to that end, representative of the Company visited several countries in Africa in late May 2012.  Further information and developments will be forthcoming.  Our company has not generated revenues since inception and has accumulated losses of $14,018,660 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

On February 27, 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.  The Company believes that with approximately $2.0 million in capital, the field can be returned to production and additional wells within the prospect can then be brought online increasing production to a profitable level.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 28, 2013 and 2012 which is included herein.

Our operating results for the three month periods ended February 28, 2013 and 2011 are summarized as follows:

	Three Months Ended February 28 and 29,		Cumulative Amount from Aug 10, 2007 to Feb 28, 2013
	2013	2012
Operating expenses	$101,034	$275,716	$10,550,127
Net Loss	$(110,664)	$(131,438)	$(14,018,660)

Revenues

We did not earn any revenues for the three months ended February 28, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three month periods ended February 28, 2013 and 2011 are outlined in the table below:

	Three Months Ended		Cumulative amount August 10, 2007 to
	February 28, February 29,
	2013	2012	February 28, 2013
General and administrative	$104,078	$275,955	$10,090,764
Bank charges and interest	30	39	2,372
Foreign exchange loss (gain)	(3,074)	(278)	57
Mineral claim maintenance and geological costs	-	-	456,934
Total	$101,034	$275,716	$10,550,127

General and Administrative

The overall reduction in our general and administrative expenses for the three month periods ended February 28, 2013 compared to the same period ended February 29, 2012 was primarily due to reduced consulting fees and payroll related expense paid in 2013 versus 2012 when stock grants were made to management.

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

Liquidity and Capital Resources

Working Capital

			Percentage
	February 28,	November 30,	Increase
	2013	2012	(Decrease)
Current Assets	$2,014	$3,970	39.9%
Current Liabilities	$3,124,244	$1,527,061	(104.5%	)
Working Capital (Deficiency)	$(3,122,230)	$(1,523,091)	(105.0%	)

Cash Flows

	Three Months Ended		Percentage
	February 28,	February 29,	Increase /
	2013	2012	(Decrease)
Cash Used in Operating Activities	$(9,360)	$(27,109)	65.4%
Cash Used in Investing Activities	$-	$-	-%
Cash Provided by Financing Activities	$8,904	$26,750	(66.7%	)
Net Increase (Decrease) in Cash	$(9,360)	$(359)	(2,707.2%	)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $9,360 during the three month period ended February 28, 2013 and $27,109 during the three month period ended February 29, 2012. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The Company used $0 and $0 in investing activities during the three month period ended February 28, 2013 and 2012 respectively.

Cash Provided by Financing Activities

During the three month period ended February 28, 2013:

The Company raised $8,675 from short term Notes from an affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company also borrowed $229 from its officers on a demand basis.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had:

•

1,891,903,870 shares of common stock issued and outstanding

•

3,000 shares of preferred A stock issued and outstanding

•

87,500 shares of preferred B stock issued and outstanding

•

250,000 shares of preferred C stock that was to be issued

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of February 28, 2013, our company has accumulated losses of $14,018,660 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above our report on Form 10-K for the year ended November 30, 2012, we have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended February 28, 2013, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

AMERICAN MINERAL GROUP, INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	August 28, 2014	Date:	August 28, 2014