Form 10-Q
period 2013-08-31
American Mineral Group, Inc.
filed 2014-09-15
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of September 12, 2014 was 15,135,231

The number of shares of preferred A stock outstanding as of September 12, 2014 was 3,000

The number of shares of preferred B stock outstanding as of September 12, 2014 was 87,500

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

AMERICAN MINERAL GROUP, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

ASSETS
	August 31, 2013	November 30, 2012

CURRENT ASSETS:
Cash	$ 30	$ 470
Prepaid expenses	-	3,500
TOTAL CURRENT ASSETS	509	3,970

MINERAL RIGHTS and PROPERTIES
Working Interest in Grand Chenier oil & gas prospect	800,000	-
Oil field equipment	1,200,000	-
TOTAL MINERAL AND FIXED ASSETS	2,000,000	-

	$ 2,000,030	$ 3,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 105,297	$ 103,523
Accrued expenses	244,019	106,887
Accrued payroll	846,587	580,581
Convertible debentures net of debt discount of $0 and $0)	241,925	253,450
Notes payable (net of debt discount of $0 and $0)	1,783,132	261,244
Due to former CEO	18,935	19,816
Due to officers	1,385	1,025
Derivative liability	192,123	200,535
TOTAL CURRENT LIABILITIES	3,433,402	1,527,061

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Preferred B stock, $.001 par value; authorized shares - 100,000 shares; 87,500 and 87,500 issued and outstanding	88	88
Preferred C Stock to be issued	250	-
Common stock, $.001 par value; authorized shares- 500,000,000 shares; 15,135,231 and 13,201,898 shares issued and outstanding	15,135	13,202
Additional paid-in capital	12,880,985	12,371,612
Deficit accumulated during the exploration stage	(14,329,833)	(13,907,996)
TOTAL STOCKHOLDERS' DEFICIT	(1,433,372)	(1,523,091)

	$ 2,000,030	$ 3,970

See notes to unaudited financial statements
2

AMERICAN MINERAL GROUP, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended		For the nine months ended ,		Cumulative amount from Inception (August 10, 2007) through
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013

OPERATING EXPENSES:
General and administrative	$ 102,682	$ 116,210	$ 320,810	$ 520,745	$ 10,307,497
Bank charges and interest	30	183	105	297	2,447
Foreign exchange (gain) loss	1,128	537	(1,689)	(1,275)	1,442
Mineral claim maintenance and geological costs	-	-	-	-	456,933
TOTAL OPERATING EXPENSES	103,840	116,930	319,226	519,767	10,768,320

OPERATING LOSS	(103,840)	(116,930)	(319,226)	(519,767)	(10,768,320)

INTEREST EXPENSE	46,715	67,290	111,023	99,961	379,766
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	-	70,313	(8,412)	(276,635)	(533,317)
AMORTIZATION OF DEBT DISCOUNT	-	29,352	-	263,969	877,515
LOSS OF MINERAL RIGHTS			-	-	2,837,550

NET LOSS	$ (150,555)	$ (283,885)	$ (421,837)	$ (607,062)	$ (14,329,833)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	15,135,231	8,069,621	14,990,046	8,069,621

See notes to unaudited financial statements
3

AMERICAN MINERAL GROUP, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount from Inception (August 10, 2007) through
	For the nine months ended
	August 31,	August 31,
	2013	2012	August 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (421,837)	$ (607,062)	$ (14,329,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	263,969	877,514
Stock issued for compensation	-	163,750	8,333,350
Loss on below par conversion of debt	-	-	-
Penalty on debenture default	-	56,900	54,500
Change in fair value of derivative	(8,412)	(276,635)	(533,316)
Loss on mineral rights	-	-	2,837,550

Changes in assets and liabilities:
Prepaid expenses	3,500	(2,083)	-
Accounts payable and accrued expenses	404,062	321,881	1,360,369
NET CASH USED IN OPERATING ACTIVITIES	(22,687)	(79,280)	(1,399,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-	(202,000)
Acquisition of additional claims	-	-	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	21,888	78,150	709,404
Payments of notes payable	-	-	(66,280)
Proceeds from private placement	-	-	290,000
Proceeds from convertible debentures	-	-	614,500
Proceeds from /(Payments) to officer and prior CEO	359	770	74,826

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,247	78,920	1,637,446

NET INCREASE (DECREASE) IN CASH	(440)	(360)	30

CASH - BEGINNING OF PERIOD	470	399	-

CASH - END OF PERIOD	$ 30	$ 39	$ 30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ 5,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred C Stock issued to acquire oil and gas interests	$ 500,000	$ -
Stock issued in connection with conversion of debentures	$ 11,525	$ 224,025

See notes to unaudited financial statements
4

American Mineral Group, Inc.

(An Exploration Stage Company)

Notes to the Unaudited Financial Statements

 For the nine months ended August 31, 2013 and 2012

1.

Nature of Operations and Going Concern

American Mineral Group, Inc. (the “Company”) was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $421,837 for the nine months ended August 31, 2013, and has an accumulated deficit of $14,329,833.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2013 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended November 30, 2012 included in the Company’s filing of Form 10K.

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

As of August 31, 2013, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of August 31, 2013:

Fair Value Measurements at August 31, 2013
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	August 31, 2013	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$192,123	$-	$-	$192,123

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	August 31, 2013	November 30, 2012
Beginning balance	$200,535	$434,063
Derivative liabilities recorded	-	72,246
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	(8,412)	(305,774)
Ending balance	$192,123	$200,535

The fair value of the derivative liability at August 31, 2013 and November 30, 2012, totaling $192,123 and $200,535, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 4.

Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the nine months ended August 31, 2013 and three months ended August 31, 2012, are reported in other expenses as follows:

	August 31, 2013	August 31, 2012
(Gain) Loss on derivative liabilities recorded during the period	$-	$72,246
Debt discount attributable to derivative liabilities recorded	-	(55,000)
Derivative liabilities converted during the period	-	-
Unrealized gain attributable to the change in liabilities still held	(8,412)	(364,194)
Net unrealized (gain) loss included in earnings	$(8,412)	$(346,948)

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

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	August 31,	November 30,	Date of
	2013	2012	issuance

$32,500 Debenture:
Discount Rate - Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	196.41%	319.58%
Weighted Average life (months)	0	0	9

$40,000 Debenture:
Discount Rate –Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	196.41%	319.58%
Weighted Average life (months)	0	0	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	196.41%	262.42%
Weighted Average life (months)	0	0	9

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	196.41%	262.42%
Weighted Average life (months)	0	0	6

Fair Value	$ 192,123	$ 200,535

The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion except for debentures totaling $174,530 which has a conversion threshold of 70% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. During the nine months ended August 31, 2013, $8,412 was charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At August 31, 2013, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had previously entered into as well as convertible debt entered into during the nine months then ended. As of August 31, 2013, the derivative liability recorded during the nine months then ended, decreased by $8,412 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

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

•

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

•

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $359 and $925 in demand notes to from its CFO during the nine month period ended August 31, 2013 and the fiscal year ended November 30, 2012 respectively.

During the nine months ended August 31, 2013, the Company borrowed $21,888 from an affiliated, accredited investor.  The notes are unsecured, carry interest at 15% per annum and are due on demand.

On February 27, 2013, the Company issued a secured note in the amount of $1.5 million in connection with the acquisition of a 28% Working Interest in the Grand Chenier oil and gas prospect. (see Note 9).

6.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At August 31, 2013 the balance owed was $18,935.  The balance does not bear interest and is due on demand.

During 2013 and 2012, our CEO and CFO have from time to time lent money to the Company.  These advances are non-interest bearing and payable upon demand.  At August 31, 2013 the balance owed was $1,384.

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

There were no subsequent events of any significance from August 31, 2013 to the date of this filing.

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

Our Current Business

We are an exploration stage company. To date, our activities have been limited to organizational matters, the negotiation and acquisition of the Conglomerate Mesa Claims the Grand Cheniere oil and gas prospects, and the development of these claims. During the third quarter of 2012, the Company determined that the Conglomerate Mesa project had too long a time horizon versus the costs involved at this time.  The management made a strategic decision to allow all claims held at the Conglomerate Mesa project to expire by not renewing the annual lease payments to the Bureau of Land Management and the cancellation of payments to the prospectors with whom we had partnered.  Instead, the Company has determined that several very attractive alternative projects are available on the African continent, and to that end, representative of the Company visited several countries in Africa in late May 2012.  Further information and developments will be forthcoming.  Our company has not generated revenues since inception and has accumulated losses of $14,329,833 since inception. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine month periods ended August 31, 2013 and 2012 which is included herein.

Our operating results for the three and nine month periods ended August 31, 2013 and 2012 are summarized as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative amount from Inception (August 10, 2007) through
	2013	2012	2013	2012	August 31, 2013
Operating expenses	$ 103,840	$ 116,930	$ 319,226	$ 519,767	$ 10,768,320
Net Loss	$ (150,555)	$ (283,885)	$ (421,837)	$ (607,062)	$ (14,329,833)

Revenues

We did not earn any revenues for the nine months ended August 31, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral or oil and gas properties we acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas resources on properties we acquire, or if such resources are discovered, that we will enter into commercial production of properties we acquire.

Expenses

Our expenses for the three and nine month periods ended August 31, 2013 and 2011 are outlined in the table below:

	Three months ended May 31,		Nine months ended May 31,		Cumulative amount from Inception (August 10, 2007) through
	2013	2012	2013	2012	August 31, 2013
General and administrative	$ 102,682	$ 116,210	$ 320,810	$ 520,745	$ 10,307,497
Bank charges and interest	30	183	105	297	2,447
Foreign exchange loss (gain)	1,128	537	(1,689)	(1,275)	1,442
Mineral claim maintenance and geological costs	-	-			456,933
Total	$ 103,840	$ 116,930	$ 215,386	$ 402,837	$ 10,768,320

General and Administrative

The overall reduction in our general and administrative expenses for the nine month periods ended August 31, 2013 compared to the same period ended August 31, 2012 was primarily due to reduced consulting fees and payroll related expense paid in 2013 versus 2012 when stock grants were made to management.

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

Liquidity and Capital Resources

			Percentage
Working Capital	August 31,	November 30,	Increase
	2013	2012	(Decrease)
Current Assets	$ 30	$ 3,970	(99.2%)
Current Liabilities	$ 3,433,402	$ 1,527,061	(124.8%)
Working Capital (Deficiency)	$ (3,433,372)	$ (1,523,091)	(125.4%)

Cash Flows

	Nine Months Ended		Percentage Increase /
	August 31, 2013	August 31, 2012	(Decrease)
Cash Used in Operating Activities	$ (22,687)	$ (79,280)	71.4%
Cash Used in Investing Activities	$ -	$ -	- %
Cash Provided by Financing Activities	$ 22,247	$ 78,920	(71.8%)
Net Increase (Decrease) in Cash	$ (440)	$ (360)	(22.2%)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $22,687 during the nine month period ended August 31, 2013 and $79,280 during the nine month period ended August 31, 2012. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

The Company used $0 and $0 in investing activities during the nine month period ended August 31, 2013 and 2012 respectively.

Cash Provided by Financing Activities

During the nine month period ended August 31, 2013 and 2012:

The Company raised $21,888 and $78,150 respectively from short term Notes from an affiliated, accredited investor.  The Note carries interest at a rate of 15% per annum and is due on demand.

The Company also borrowed $359 and $770 respectively from its officers on a demand basis.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had:

•

15,135,231 shares of common stock issued and outstanding

•

3,000 shares of preferred A stock issued and outstanding

•

87,500 shares of preferred B stock issued and outstanding

•

250,000 shares of preferred C stock that was to be issued

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of August 31, 2013, our company has accumulated losses of $14,329,833 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2013, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

AMERICAN MINERAL GROUP, INC.

By

/s/ Frederic J. Pucillo, Jr.		/s/ Erwin Vahlsing, Jr.
Frederick Pucillo, Jr.		Erwin Vahlsing, Jr.
Chief Executive Officer, President, and Director		Chief Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	September 15, 2014	Date:	September 15, 2014