Form 10-K
period 2013-11-30
American Mineral Group, Inc.
filed 2014-09-25
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2013
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

American Mineral Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

1530 Atwood Ave. #19652, Johnston, RI 02919 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as September 1, 2014 was14,875,075 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $119,000 based on the closing price of the Registrant's common stock of $0.008 on February 28, 2014 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at September 1, 2014: 15,135,231

DOCUMENTS INCORPORATED BY REFERENCE

None.

	TABLE OF CONTENTS

PART I		3
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 1A.	RISK FACTORS	4
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	MINE SAFETY DISCLOSURES	6

PART II		7
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6.	SELECTED FINANCIAL DATA	7
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 8.	FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A.	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	16

PART III		16
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16
ITEM 11.	EXECUTIVE COMPENSATION	18
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	22
	SIGNATURE PAGE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

How our company is organized

American Mineral Group Minerals Inc. (the "Company" or "American Mineral Group") was incorporated under the laws of the State of Nevada on August 10, 2007.

Where you can find us

We are located at 1530 Atwood Ave. #19652, Johnston, RI 02919. Our telephone number is (401) 648-0805, our facsimile number is (401) 648-0699, our e-mail address is info@americanmineralgroup.com, and our homepage on the world-wide web is at http://www.American Mineral Groupminerals.com.

About Our Company

American Mineral Group Minerals, Inc. is an early stage Mining and Exploration Company seeking to acquire, develop, and manage various oil, gas, and mineral properties and resources.

In August 2009, the Company entered into an agreement to acquire the mineral rights to 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  In March 2011, the Company added an additional 217 unpatented lode mining claims.  In fiscal year 2012, the Company determined that the effort and cost of developing these claims required more resources that could be more effectively used on other opportunities, and abandoned the Conglomerate Mesa project.

In February 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.  The Company believes that with approximately $2.0 million in capital, the field can be returned to production and additional wells within the prospect can then be brought online increasing production to a profitable level.

Governmental Regulations and Environmental Compliance

The Company’s operations if and when they begin, will be subject to various federal, state, and local permitting and environmental regulations.  With cancellation of the Mineral Lease for the Conglomerate Mesa project, the Company is pursuing other oil, gas, and mining and opportunities and therefore expects to encounter additional regulatory and compliance oversight.

Plan of Operation

With the cancellation of the first Conglomerate Mesa Mineral Agreement, and the acquisition of the Grand Chenier oil and gas prospect, our primary goal is to fund the return to production of this opportunity.  In addition, the Company continues to seek opportunities to acquire mineral properties to develop or explore, or in the alternative, acquire companies or businesses with those assets who are seeking the advantages of being a publicly held company.

If we decide to acquire a target company or business, we do not plan to restrict our potential candidate companies to any specific business, industry or geographical location and, thus, we may acquire any type of business.  The Company has been in discussion with several potential business acquisition candidates regarding business opportunities for American Mineral Group. The Company has unrestricted flexibility in seeking, analyzing and participating in such potential business opportunities. Management will screen all potential properties to determine their economic viability and examine proposed properties with regard to sound business fundamentals, utilizing the expertise and experience of management and such consultants as the Company determines are needed to fully understand the potential of the properties to be acquired. In its efforts to analyze potential acquisition targets, American Mineral Group will consider some or all of the following factors:

            (a)       Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)       Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)       Strength and diversity of management, either in place or scheduled for recruitment;

(d)       Capital requirements and anticipated availability of required funds, to be provided by American Mineral Group or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)       The cost of participation by American Mineral Group as compared to the perceived tangible and intangible values and potentials;

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

1.

Sale of the mining rights to a third party mining company with American Mineral Group receiving a percentage of the revenue generated; or

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

Our Company has no operating history since it was organized, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on August 10, 2007 as a start-up, Exploration Stage Company. We have no operating history and we did not have any business prior to our organization.  In February 2012, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect for $2.0 million in stock and loans.

We incurred a total of $14,447,689 in expenses from inception to November 30, 2013.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of sufficient funds and short operating history incurring only expenses, and no revenues, our independent auditors report states that there is substantial doubt about our ability to continue as a going concern. Since we have incurred only losses since our inception, it raises substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, cash has been raised from the issuance of securities and promissory notes.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2013 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2013, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $3,581,230 and current assets of $2 at November 30, 2013, and a working capital deficiency of $3,581,228.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

In Prior Fiscal Years We Have Been The Subject Of A Going Concern Opinion And Expect That Upon Completion Of Our Audit For November 30, 2013 and 2012, We Will Again Receive A Going Concern Opinion Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for prior fiscal years.  We believe, that upon completion of our audits, the auditors will, once again as part of their audit, report issue a similar explanatory paragraph in connection with our financial statements for the years ended November 30, 2013 and 2012.  We have incurred losses of $569,693 and $465,897 for the years ended November 30, 2013 and 2012 respectively, and a cumulative loss since inception of $14,477,689, and we had a working capital deficiency of $3,581,228 at November 30, 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2013, we had cash in the amount of $2, and current liabilities of $3,581,230. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to explore or develop mineral deposits. A municipality’s decision to require American Mineral Group to obtain permits or licenses could delay or impede the development of a revenue model, as well as force us to incur additional costs.

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

The Company has issued convertible debentures in connection with its financing needs.  These debentures are convertible at a variable price that is computed at an average of sixty percent of the average of the lowest three days closing bid price prior to the date of conversion.

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

American Mineral Group's common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for American Mineral Group's common stock and may limit the ability of investors in this offering to sell American Mineral Group's common stock in the secondary market.

The limited public market for American Mineral Group's common stock may limit the ability of shareholders to sell their shares.

There has been only a limited public market for American Mineral Group's common stock. An active trading market for American Mineral Group's stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of American Mineral Group's common stock may decline as the result of announcements by American Mineral Group or its competitors, variations in American Mineral Group's results of operations, and market conditions in the real estate and commodities markets in general.

The Depository Trust Company has placed a “Chill” on Deposits of the Common Shares of the Company

In November 2011, the Company became aware that the Depository Trust Company (DTC) had placed a “Chill” on deposit of its common shares into the automated settlement system which they maintain.  This chill makes it more difficult for investors to acquire and deposit shares of the Company’s Common Stock into many brokerage accounts – it does NOT prevent trading on existing shares, and there are alternate companies that provide deposit and settlement services albeit at an increased price and which take more time.  Upon inquiry, the Company was advised that it was a precaution and that for deposits through DTC to be resumed would require an audit and representation by a DTC participating broker dealer as to the accuracy of its shares outstanding.  The Company intends to pursue this matter in the coming months as funding permits.

Rules of the Securities and Exchange Commission concerning late report filings

Originally quoted on FINRA’s OTCBB American Mineral Group's common stock is currently quoted on the OTC Markets Pink Sheets as the Company is delinquent in the filing of its 10-K for the fiscal year ended November 2013 as well as all 10-K filings for fiscal year 2014.  With this filing, the Company is in the process of bringing all delinquent filings up to date, and expects to provide audited statements in the next few months.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In fiscal year 2012, the Company abandoned its claims at the Conglomerate Mesa, located in Inyo County, California.

In February 2012, the Company acquired a 28% working interest in the Grand Chenier oil and gas prospect in Louisiana.

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

ITEM 4. Mine Safety Disclosures

As the Company currently has no operating mining operations, there are no is mine safety issues to disclose.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 1, 2014, there were approximately 657 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 28, 2012	$0.0028	$0.0003
May 31, 2012	$0.0015	$0.0001
Aug. 31, 2012	$0.0001	$0.0001
Nov. 30, 2012	$0.0007	$0.0001
Feb. 28, 2013	$0.0028	$0.0001
May 31, 2013	$0.01	$0.0031
Aug. 31, 2013	$0.0199	$0.0005
Nov. 30, 2013	$0.0180	$0.0035

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

In January 2013, the Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In January 2013, the Company issued 85,000,000 common shares in connection with the conversion of $2,125 of convertible debentures and accrued interest.  The conversions had an average price of $0.00003 per share.

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

Financial Condition

As of November 30, 2013, American Mineral Group had total current assets of $2 and total current liabilities of $3,581,230 for a net working capital deficit of $3,581,228. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional mineral properties, develop the properties we have, or acquire a target company or business. The additional funding will come from equity financing from the sale of American Mineral Group's common stock. If American Mineral Group is successful in completing an equity financing, existing shareholders will experience dilution of their interest in American Mineral Group.

American Mineral Group does not have any financing arranged and American Mineral Group cannot provide investors with any assurance that American Mineral Group will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, American Mineral Group's business will fail.

Based on the nature of American Mineral Group's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that exploration and development of mineral properties will cost a substantial amount of money, and possibly take several years before they are capable of generating revenue or be profitable. American Mineral Group's future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  American Mineral Group's ability to raise additional funding;
  American Mineral Group's ability to identify and successfully negotiate the acquisition of potential properties or assets; and
  If such opportunities or businesses acquired will be profitable.

Due to American Mineral Group's lack of operating history and present inability to generate revenues, American Mineral Group's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2011 indicating substantial doubt about American Mineral Group's ability to continue as a going concern. This means that there is substantial doubt whether American Mineral Group can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Liquidity

American Mineral Group's internal sources of liquidity will be loans that may be available to American Mineral Group from management. Although American Mineral Group has no written arrangements with its management, American Mineral Group expects that the officers may provide American Mineral Group with nominal liquidity, when and if it is required.

American Mineral Group's external sources of liquidity will be private placements for equity and debt financing.

Between December 2011 and November 2012, the Company borrowed $108,700 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

Between December 2012 and November 2013, the Company borrowed $21,888 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

For the periods ended November 30, 2013 and 2012, the Company borrowed $359 and $925 from its CFO.  The notes are due on demand and carry no interest.

There are no assurances that American Mineral Group will be able to achieve further sales of its common stock or any other form of additional financing. If American Mineral Group is unable to achieve the financing necessary to continue its plan of operations, then American Mineral Group will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2013, American Mineral Group had total assets of $2,000,002, total liabilities of $3,581,230 and a working capital deficit of $3,581,228, compared with a net working capital deficit of $1,523,091 as of November 30, 2012. The assets are comprised of cash of $2, and mineral rights and oil field equipment for which the Company paid $2.0 million in common stock and notes. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

American Mineral Group's current cash is not sufficient to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage American Mineral Group's expenses and payments to preserve cash until American Mineral Group is profitable, otherwise additional financing must be arranged. Specifically, management is deferring payments due them until such time as there is sufficient financing in place to permit their payment or the possible issuance of the Company’s stock in settlement of amounts due.

Results of Operations

We did not earn any revenues for the fiscal year ended November 30, 2013 and from inception on August 10, 2007 to November 30, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $569,693 during the fiscal year ended November 30, 2013, and total expenses in the amount of $465,897 during the fiscal year ended November 30, 2012.

		Years Ended November 30,
Expense Item		2013	2012
Royalty Payments		$ -	$ (250,000)
Payroll and bonuses		-	95,123
Consulting		373,134	422,052
Accounting		36,000	43,500
Legal		1,069	3,947
Amortization of debt discount		-	268,413
Interest expense		157,245	115,855
Other		2,245	(232,993)
Total	$	$ 569,693	$ 465,897

Off-Balance Sheet Arrangements

American Mineral Group has no off-balance sheet arrangements.

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

Subsequent Events

The Company evaluated subsequent events through the date this filing was completed.  There were no significant events that have taken place.

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

Mineral Property Exploration

The Company is in the exploration stage and has not yet realized any revenue from its planned operations.  Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new mineral deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an mineral body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

Location / Access:

The Grand Chenier oil and gas prospect is located Cameron Parish, Louisiana.

Title / Conditions:

American Mineral Group (the “Company”) acquired a twenty eight percent (28%) working interest to the leases covered by the prospect.

Geological Description / Mineralization:

The Grand Chenier oil and gas prospect is in Cameron Parish, Louisiana, an area that has been developed, mapped, and proven to contain significant petroleum and gas reserves.

The Company has a report authored by Netherland, Sewall & Associates, Inc. which analyzes the proven, probable, and possible reserves and future revenue.  The report, completed in November 2008, utilized $70 per barrel of oil and $6.84 per million BTU’s in computation of the estimates in the table below.

	Net Reserves		Future Net Revenue $
Category	Oil (Barrels)	Gas (MCF)	Total	Present Worth at 6%

Proved Developed Non-Producing	6,159	-	$ 92,700	$ 83,800
Proved Undeveloped	3,436	1,321,632	$ 6,765,000	$ 5,251,700

Total Proved	9,595	1,321,632	$ 6,857,700	$ 5,335,500

Probable	2,554	982,332	$ 6,468,100	$ 3,083,000

Possible	44,778	17,222,400	$ 109,725,400	$ 75,697,400

Background / Work Completed to date / Current Condition

The leases underlying the Grand Chenier prospect were in production until approximately 2009.

The wells and infrastructure to support production remain on the property awaiting reactivation and resumption of production.

Plant / Equipment / Improvements

Currently, there are improvements, equipment, and roadways on the site.

These include a sea water disposal pump, six storage tanks, dehydration units, air compressors, process heaters, pressure regulators and well pumps.

Repairs are required to the equipment to place it back in service prior to resuming production.

Known Reserves

The estimated reserves are indicated in the table above under the heading "Net Reserves"

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

AMERICAN MINERAL GROUP MINERALS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

INDEX

Page Number
FINANCIAL STATEMENTS
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Stockholders’ Equity (Deficit)	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-22

AMERICAN MINERAL GROUP MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash	$2	470
Prepaid expenses	-	3,500
TOTAL CURRENT ASSETS	2	3,970

TOTAL ASSETS	$2	3,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$106,644	103,523
Accrued expenses	298,811	106,887
Accrued payroll	938,415	580,581
Convertible debentures (net of debt discount of $0 and $0)	241,925	253,450
Notes payable (net of debt discount of $0 and $0)	1,783,132	261,244
Due to former CEO	18,796	19,816
Due to officers	1,384	1,025
Derivative liability	192,123	200,535
TOTAL CURRENT LIABILITIES	3,581,230	1,527,061

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred A stock, $.001 par value; authorized shares - 1,000,000 shares; 3,000 and 3,000 shares issued and outstanding	3	3

Preferred B stock, $.001 par value; authorized shares - 1,000,000 shares; 87,500 and 22,000 shares issued and outstanding	88	88

Common stock, $.001 par value; authorized shares - 2,500,000,000 shares;1,650,237,204 and 196,097,458 shares issued and outstanding	15,135	13,202

Additional paid-in capital	12,880,985	12,371,612
Deficit accumulated during the exploration stage	(14,477,689)	(13,907,996)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,581,228)	(1,523,091)

	$2,000,002	3,970

See notes to the unaudited financial statements

AMERICAN MINERAL GROUP, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended		For the Years ended		Cumulative amount from Inception (August 10, 2007) through
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013

OPERATING EXPENSES:
General and administrative	$ 101,933	$ 100,032	$ 422,743	$ 620,777	$ 10,409,430
Bank charges and interest	27	80	132	377	2,475
Foreign exchange (gain) loss	(326)	279	(2,015)	(996)	1,116
Mineral claim maintenance and geological costs	-	(250,000)	-	(250,000)	456,933
TOTAL OPERATING EXPENSES	101,634	(149,609)	420,860	370,158	10,869,953

OPERATING LOSS	(101,634)	149,609	(420,860)	(370,158)	(10,869,953)

INTEREST EXPENSE	46,222	15,894	157,245	115,855	425,988
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	-	(11,893)	(8,412)	(288,528)	(533,317)
AMORTIZATION OF DEBT DISCOUNT	-	4,444	-	268,413	877,515
LOSS OF MINERAL RIGHTS			-	-	2,837,550

NET LOSS	$ (147,856)	$ 141,164	$ (569,693)	$ (465,897)	$ (14,477,689)

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ 0.01	$ (0.04)	$ (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	15,135,231	12,712,120	15,026,342	9,230,246

See notes to unaudited financial statements

AMERICAN MINERAL GROUP, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock			Additional		Total
	($.0001 par value)		($.0001 par value)		($.0001 par value)		($.001 par value)		Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	To be issued	Capital	Deficit	Equity (Deficit)

Balance, December 1, 2011	3,000	$3	22,000	$22	-	-	196,097,458	$196,097	-	$11,788,909	$(13,442,099)	$(1,457,068)

Issuance of stock for:
Conversion of debentures							1,454,169,746	1,454,170		(1,218,046)		236,124
Compensation			65,500	66		-				163,685		163,750

Net loss		-		-		-	-	-			(465,897)	(465,897)

Balance, November 30, 2012	3,000	3	87,500	88	-	-	1,650,267,204	1,650,267	-	10,734,547	(13,907,996)	(1,523,091)

Issuance of stock for:
Conversion of debentures							241,666,666	241,667		(230,111)		11,556
Preferred C Stock to be issued				-	250,000	250				499,750		500,000
Adjustment for 1:125 reverse stock split April 24, 2013							(1,876,798,639)	(1,876,799)		1,876,799		-

Net loss		-		-		-	-	-			569,693)	(569,693)

Balance, November 30, 2013	3,000	$3	87,500	$88	250,000	$250	15,135,231	$15,135	-	$12,880,985	$(14,477,689)	$(1,581,228)

See notes to unaudited financial statements

AMERICAN MINERAL GROUP MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (August 10, 2007) through November 30, 2013

	For the years ended November 30,
	2013	2012
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569,693)	$(465,897)	$(14,477,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	268,413	877,515
Stock issued for compensation	-	163,349	8,333,350
Penalty on debenture default	-	54,500	54,500
Change in fair value of derivative	(8,412)	(288,528)	(533,316)
Loss on mineral rights	-	-	2,837,550

Changes in assets and liabilities:
Prepaid expenses	3,500	417	-
Accounts payable and accrued expenses	551,890	157,791	1,508,196
Net cash used in operating activities	(22,715)	(109,554)	(1,399,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-	(202,000)
Acquisition of additional claims	-	-	(35,550)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(237,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-	14,996
Proceeds from notes payable	21,888	108,700	709,404
Payments of notes payable	-	-	(66,280)
Proceeds from private placement	-	-	290,000
Proceeds from convertible debentures	-	-	614,500
Proceeds from /(Payments) to officer and prior CEO	359	925	74,826
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,247	109,625	1,637,446

NET INCREASE (DECREASE) IN CASH	(468)	71	2

CASH - BEGINNING OF PERIOD	470	399	-

CASH - END OF PERIOD	$2	$470	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$5,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred C Stock issued to acquire oil and gas interests	$500,000	$-
Stock issued in connection with conversion of debentures	$11,525	$236,124
Notes issued in connection with oil & gas acquisition	$1,500,000	$-

See notes to the unaudited financial statements
F-4

American Mineral Group Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2013 and 2012

1.   Nature of Operations and Going Concern

American Mineral Group Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 10, 2007. The Company is engaged in the exploration, development, and acquisition of mineral properties. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $569,693 for the year ended November 30, 2013, and has an accumulated deficit of $11,477,698. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

As of November 30, 2013, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2013 and November 30, 2012:

Fair Value Measurements at November 30, 2013
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2013	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$192,123	$-	$-	$192,123

American Mineral Group Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013 and 2012

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2012	November 30, 2012
Beginning balance	$200,535	$434,063
Derivative liabilities recorded	-	72,246
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	(8,412)	(305,774)
Ending balance	$192,123	$200,535

The fair value of the derivative liability at November 30, 2013 and November 30, 2012, totaling $192,123 and $200,535, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2013 and 2012, are reported in other expenses as follows:

	November 30, 2013	November 30, 2012
(Gain) Loss on derivative liabilities recorded during the period	$-	$(72,246)
Debt discount attributable to derivative liabilities recorded	-	(55,000)
Derivative liabilities converted during the period	-	(115,605)
Unrealized gain attributable to the change in liabilities still held	8,412	(45,677)
Net unrealized (gain) loss included in earnings	$8,412	$(288,528)

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2013 and 2012, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at November 30, 2013 and 2012, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2013 and 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

     As at November 30, 2013, the Company had no revenues to report.

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

3.   Mineral Property

In August 2009, the Company entered into an agreement to acquire the mineral rights to 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  In March 2011, the Company added an additional 217 unpatented lode mining claims. In fiscal year 2012, the Company determined that the effort and cost of developing these claims required more resources that could be more effectively used on other opportunities, and abandoned the Conglomerate Mesa project.

In February 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.  The Company believes that with approximately $2.0 million in capital, the field can be returned to production and additional wells within the prospect can then be brought online increasing production to a profitable level.

4.   Capital Stock

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

In January 2013, the Company issued 78,333,333 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.00006 per share.

In January 2013, the Company issued 85,000,000 common shares in connection with the conversion of $2,125 of convertible debentures and accrued interest.  The conversions had an average price of $0.00003 per share.

American Mineral Group Minerals Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
 November 30, 2013 and 2012

5.   Concentration Risk

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits as of November 30, 2013 and as of November 30, 2012.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

6.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2013	2012
Income tax benefit at Federal statutory rate of 35%	$199,400	$163,000
State Income tax benefit, net of Federal effect	28,500	23,000
Permanent differences (primarily stock-based compensation)	-	(107,000)
Change in valuation allowance	(227,900)	(79,000)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2012	2011
Net Operating losses	$2,574,400	$2,354,400
Loss on mineral rights	2,838,000	2,838,000
Valuation allowance	(5,412,400)	(5,192,400)
	$-	$-

At November 30, 2013 the Company has available net operating losses of approximately $2,574,400 which may be carried forward to apply against future taxable income. These losses will expire in 2033. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

American Mineral Group Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013 and 2012

8.

Derivative Liabilities (continued)

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

There were no new convertible debentures issued during the fiscal year ended November 30, 2013.

At November 30, 2013, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into during the current and previous years then ended. As of November 30, 2013, the derivative liability recorded during the year then ended, decreased by $8,412 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into coupled with final conversion of several debentures.

9.

Notes Payable

For the years ended November 30, 2012 and 2012, the Company borrowed $21,888 and $108,700, respectively, from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

During the year ended November 30, 2012, by mutual agreement between the Company and the investor, the following sums (which included the balance forward of $231,507 the investor had loaned in the previous year) were converted or re-written to a number of one year notes: as described below:

December 1, 2011 for loans and accrued interest loaned on or before August 31, 2010 - $147,076

December 1, 2011 for loans and accrued interest loaned on or before November 18, 2010 - $169,030.

March 31, 2011 for loans and accrued interest loaned on or before March 31, 2011 - $105,500

June 30, 2011 for loans and accrued interest loaned on or before June 30, 2011 - $60,000

The Company raised $359 and $925 in demand notes to from its CFO during the fiscal years ended November 30, 2013 and 2012, respectively.

Between December 2011 and November 2012, the Company borrowed $108,700 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

10.

Related party transactions

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2013 and 2012 the balance owed was $18,796 and $19,816 respectively.  The balance does not bear interest and is due on demand.

Our CEO and CFO have from time to time lent money to the Company.  At November 30, 2013 and 2012, they had a balance owed to them of $1,384 and $1,025 respectively.  The balances do not bear interest and are due on demand.

American Mineral Group Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013 and 2012

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

A consulting agreement between American Mineral Group and Internet Marketing Solutions, Inc. (IMS) provides that IMS will receive a Consulting Fee of ten percent (10%) of the gross value of the project received by American Mineral Group including cash, stock and stock purchase warrants.

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

13.

Subsequent Events

There have been no significant events subsequent to November 30, 2013 through the date of this report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2013, the Company’s internal control over financial reporting was effective.

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

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

The following table sets forth information about our executive officers and directors as of September 24, 2013.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	64	Director, President and CEO
Erwin Vahlsing, Jr. Warwick, RI	58	Director, Chief Financial Officer, Treasurer, and Secretary
Thomas Craft, Jr. Warwick, RI	49	Director

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

Committees of the Board of Directors

The functions of the audit committee are currently carried out by our Board of Directors. In 2009, we hired a Chief Financial Officer.  He was subsequently appointed to the Board.  Our Board has determined that at current, we do not need an additional expert because we are a start-up exploration company and have no revenue. The cost of hiring a financial expert to act as a director of American Mineral Group and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee. We do not have a compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committees.

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

Mr. Pucillo has completed and filed his Form 3 indicating he is currently the owner of 24,156 common shares, and 12,500 Preferred B shares.

At the time of Mr. Vahlsing’ hiring, he completed his Form 3.  It appears the Company filed it on the Canadian, SEDA system and failed to file it on the SEC’s Edgar database.  The report is being updated with current information and will be filed subsequent to the date of this report.  Mr. Vahlsing is the owner at the time of this report of 24,000 common shares and 12,500 Preferred B shares.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.	2013	$ 0	$ 0	$ 134,551	$ 0	0	0	0
Chief Executive Officer,	2012	$ 0	$ 0	$ 129,376	$ 31,250	0	0	0
President, Director	2011	$ 0	$ 0	$ 124,400	$ 50,000	0	0	0

Erwin Vahlsing, Jr	2013	$ 0	$ 0	$ 134,551	$ 0	0	0	0
Chief Financial Officer,	2012	$ 0	$ 0	$ 129,376	$ 31,250	0	0	0
Secretary, Treasurer,	2011	$ 0	$ 0	$ 124,400	$ 75,000	0	0	0
Director

See notes below:

(1)

The named executive officers received grants of restricted stock in connection with entry into 5 year employment agreements.

(2)

Salary was accrued with only partial payment made during the years 2013 and 2012.  The balance may be paid either in cash or stock.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 13, 2013 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Frederick J. Pucillo, Jr. Chief Executive Officer, President, and Director	Common Preferred B(2)	24,156 62,500,000	0.2% 80.5%
Erwin Vahlsing, Jr. Chief Financial Officer, Treasurer, Secretary, and Director	Common Preferred B(2)	24,000 62,500,000	0.2% 80.5%
Thomas Craft, Jr. Director	Preferred B(2)	62,500,000	80.5%
Martin Bolodian Investor Relations	Common	12,000	0.1%
Internet Marketing Solutions, Inc.	Preferred B(2)	250,000,000	94.3%
All officers, directors, and beneficial owners as a group	Common Preferred B(2)	260,156 437,500,000	1.7% 96.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of American Mineral Group's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which American Mineral Group was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of American Mineral Group's total assets at year end for the last two completed fiscal years.

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

From time to time, our former CEO, Mal Bains lent money to the Company.  At November 30, 2013 and 2012 the balance owed was $19,950 (CAD) respectively.  The balance does not bear interest and is due on demand.  For financial statement purposes, the balance is adjusted based on the exchange rate on the date of the statements.

Our CEO and CFO have from time to time lent money to the Company.  At November 30, 2013 and 2012, they had a balance owed to them of $1,384 and $1,025 respectively.  The balances do not bear interest and are due on demand.

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

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2014.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Market Pink Sheet, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2011 and 2010 by Sherb & Co., LP were as follows:

	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.6	Consulting and Fee Agreement dated July 1, 2009 between Internet Marketing Solutions, Inc. and American Mineral Group		10-K	10.6	03/17/10
10.7	Employment Agreement dated September 2, 2010 between Frederick Pucillo, Jr. and American Mineral Group		10-K	10.7
10.8	Employment Agreement dated September 2, 2010 between Erwin Vahlsing, Jr. and American Mineral Group		10-K	10.8
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date:	AMERICAN MINERAL GROUP MINERALS INC.

September 24, 2014	By: /s/ Frederick J. Pucillo
Frederick J. Pucillo President

September 24, 2014	By: /s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
September 24, 2014	/s/ Frederick J. Pucillo	President, and Director
Frederick J. Pucillo

September 24, 2014	/s/ Erwin Vahlsing, Jr.	Chief Financial Officer, Secretary, and Treasurer, Director
Erwin Vahlsing, Jr. Page 28 of 28