Form 10-K
period 2014-11-30
CaerVision Global, Inc.
filed 2015-06-19
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2014
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Telco Cuba Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

1530 Atwood Ave. #19652, Johnston, RI 02919 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as of June 18, 2015 was 25,099,245 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $163,145 based on the closing price of the Registrant's common stock of $0.0045 on June 18, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at June 18, 2015: 25,099,245

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

ITEM 1.    DESCRIPTION OF BUSINESS

4

ITEM 1A. RISK FACTORS

5

ITEM 1B  UNRESOLVED STAFF COMMENTS

8

ITEM 2.    PROPERTIES

9

ITEM 3.    LEGAL PROCEEDINGS

9

ITEM 4.    Mine Safety Disclosures

9

PART II

9

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                                                                                             9

ITEM 6. SELECTED FINANCIAL DATA

11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        11

Cautionary Statement Regarding Forward-Looking Statements

15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                     15

ITEM 9A. CONTROLS AND PROCEDURES

15

ITEM 9B. OTHER INFORMATION

16

PART III

16

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

16

ITEM 11. EXECUTIVE COMPENSATION

18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS       20

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                             20

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

22

PART IV

                                                                                                                                                                                                                                 23

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

23

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

How our company is organized

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

CaerVision Global, Inc. fka American Mineral Group Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 10, 2007.

Where you can find us

We are located at 1629 Warwick Ave3., Warwick, RI 02889. Our telephone number is (401) 648-0800, our facsimile number is (401) 648-0699, our e-mail address is info@caservision.com, and our homepage on the world-wide web is at http://www.caeervisionglobal.com.

About Our Company

Telco Cuba, Inc. (formerly CaerVision Global, Inc. fka American Mineral Group Inc.) was an early stage Mining and Exploration Company throughout the fiscal year ended November 30, 2014 and 2013. We sought to acquire, develop, and manage various oil, gas, and mineral properties and resources.

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

In November 2014, the Company returned the working interest in the Grand Chenier oil and gas prospect to the original holders due to its failure to raise the capital required to “work over” the existing wells.

Simultaneously with divesting the Grand Chenier prospect, the Company entered into negotiations to acquire Vitall, Inc. and was renamed CaerVision Global, Inc., and closed on this deal in January 2015.  The newly renamed Company had 60 days to close on a minimum $500,000 in debt or equity financing to support the new direction.  When this was not achieved, the prior owner invoked a rescission clause and terminated the deal.

Subsequently, the Company (see Subsequent Events) entered into an agreement with Amgentech Inc.’s Telco Cuba division whereby they acquired a majority interest in the Company and will pursue telecom opportunities in the newly emerging Cuban market. The Company has filed an amendment to its articles of incorporation to change its name to Telocuba, Inc.

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

Plan of Operation

About Telco Cuba, Inc.: Founded in 2001, Amgentech -- the parent company of Telco Cuba has been providing internet based solutions and services for over 14 years. Amgentech has generated over 7 million dollars in revenue. Telco Cuba is launching best of breed communication services including, but not limited to VoIP, Calling Cards and direct SMS messaging in the US and between the US and Cuba. For more information visit (http://www.telcocuba.com & http://pr.telcocuba.com)

Employees

We presently have one employee, our Chief Executive Officer / President / Chief Financial Officer / Treasurer / Secretary, who also serves as the sole director of the Company.  We expect that as we begin development of any potential project, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

We are an Exploration Company, as such; you cannot evaluate the investment merits of our Company because we have no operating history.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2014 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2014, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $2,428,421 and current assets of $2 at November 30, 2014, and a working capital deficiency of $2,428,419.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

In Prior Fiscal Years We Have Been The Subject Of A Going Concern Opinion And Expect That Upon Completion Of Our Audits For November 30, 2014 and 2013, We Will Receive A Going Concern Opinion Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

The Company was previous audited for the years ended November 30, 2011 and 2010 whereby our independent auditors added an explanatory paragraph to their audit report.  We believe, that upon completion of a two year audit for the years ended November 30, 2014 and 2013, an independent auditor will once again as part of their audit report issue a similar explanatory paragraph in connection with our financial statements.  We have incurred losses of $347,190 and $569,693 for the years ended November 30, 2014 and 2013 respectively, and a cumulative loss of $14,824,879, and we had a working capital deficiency of $2,428,419 at November 30, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to pursue telecom opportunities in the newly emerging Cuban market.. As of November 30, 2014, we had cash in the amount of $2, and current liabilities of $2,428,421. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of our key executive and consultants, including William Sanchez, our Chief Executive Officer, President and Chief Financial Officer. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any executive. In addition, we need to attract additional high quality geological, investor relations, and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to explore or develop mineral deposits. A municipality’s decision to require us to obtain permits or licenses could delay or impede the development of a revenue model, as well as force us to incur additional costs.

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

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock.

The market for our Common Stock is highly volatile.  The trading price of our Common Stock could be subject to wide fluctuations in response to, among other things:

(i)

quarterly variations in operating and financial results;

(ii)

changes in our revenue and revenue growth rates; and

(iii)

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

The Company’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for American Mineral Group's common stock and may limit the ability of investors in this offering to sell American Mineral Group's common stock in the secondary market.

The limited public market for American Mineral Group's common stock may limit the ability of shareholders to sell their shares.

There has been only a limited public market for our common stock. An active trading market for American Mineral Group's stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of our common stock may decline as the result of announcements by American Mineral Group or its competitors, variations in American Mineral Group's results of operations, and market conditions in the real estate and commodities markets in general.

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

Rules of the Securities and Exchange Commission concerning late report filings

Originally quoted on FINRA’s OTCBB American Mineral Group's common stock is currently quoted on the OTC Markets Pink Sheets under the trading symbol “SUGO”.  With this filing, the Company is current with its filings, and expects to provide audited statements in the next few months.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 18, 2015, there were approximately 657 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 28, 2013	$0.0028	$0.0001
May 31, 2013	$0.01	$0.0031
Aug. 31, 2013	$0.0199	$0.0005
Nov. 30, 2013	$0.0180	$0.0035
Feb. 28, 2014	S0.01	$0.004
May 31, 2014	$0.015	$0.003
Aug. 31, 2014	$0.009	$0.0003
Nov. 30, 2014	$0.0083	$0.004

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

There were no share issuances during the fiscal year ended November 31, 2014.

In January 2015, the Company issued 791,176 common shares in connection with the conversion of $1,345 of convertible debentures and accrued interest.  The conversions had an average price of $0.0017 per share.

In January 2015, the Company issued 791,593 common shares in connection with the conversion of $4,280 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In February 2015, the Company issued 832,075 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0053 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

In February 2015, the Company issued 2,560,000 common shares in connection with the conversion of 512 shares of Preferred B Shares.

In March 2015, the Company issued 831,633 common shares in connection with the conversion of $4,075 of convertible debentures and accrued interest.  The conversions had an average price of $0.0049 per share.

In March 2015, the Company issued 832,075 common shares in connection with the conversion of $4,660 of convertible debentures and accrued interest.  The conversions had an average price of $0.0056 per share.

In March 2015, the Company issued 328,182 common shares in connection with the conversion of $1,805 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 503,636 common shares in connection with the conversion of $4,575 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 2,545,000 common shares in connection with the conversion of 509 shares of Preferred B Shares.

In April 2015, the Company issued 3,395,000 common shares in connection with the conversion of 679 shares of Preferred B Shares.

In March 2015, the Company issued 3,730,000 common shares in connection with the conversion of 746 shares of Preferred B Shares.

In April 2015, the Company issued 2,067,073 common shares in connection with the conversion of $1,695 of convertible debentures and accrued interest.  The conversions had an average price of $0.0008   per share.

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

Financial Condition

As of November 30, 2014, American Mineral Group had total current assets of $2 and total current liabilities of $2,428,421 for a net working capital deficit of $2,428,419. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, the Company will fail.

Based on the nature of our business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that to pursue telecom opportunities in the newly emerging Cuban market will likely take several years before we are capable of generating revenues. Our future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

Our ability to raise additional funding;

Our ability to identify and successfully negotiate the acquisition of potential properties or assets; and

If such opportunities or businesses acquired will be profitable.

Due to the Company’s lack of operating history and present inability to generate revenues, the Company’s independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2011 indicating substantial doubt about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Liquidity

The Company’s internal sources of liquidity will be loans that may be available from management. Although the Company has no written arrangements with its management, The Company expects that the officers may provide the Company with nominal liquidity, when and if it is required.

The Company's external sources of liquidity will be private placements for equity and debt financing.

Between December 2012 and November 2013, the Company borrowed $21,888 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

Between December 2013 and November 2014, the Company borrowed $200 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

For the periods ended November 30, 2014 and 2013, the Company borrowed $0 and $359 from its CFO.  The notes are due on demand and carry no interest.

There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary it will fail to execute its future plan of operations which are to pursue telecom opportunities in the newly emerging Cuban market.

Capital Resources

As of November 30, 2014, the Company had total assets of $ 2, total liabilities of $2,428,421 and a working capital deficit of $2,428,419, compared with a net working capital deficit of $3,581,228 as of November 30, 2013. The assets are comprised of cash of $2, and in FY 2013 mineral rights and oil field equipment for which the Company paid $2.0 million in common stock and notes. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position is not significant enough to support the Company’s daily operations.  Management intends to raise additional funds to support future operations.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

Results of Operations

We did not earn any revenues for the fiscal years ended November 30, 2014 and 2013.

We incurred total expenses in the amount of $347,190 during the fiscal year ended November 30, 2014, and total expenses in the amount of $569,693 during the fiscal year ended November 30, 2013.

		Years Ended November 30,
Expense Item		2014	2013
Royalty Payments		$ -	$ -
Consulting		380,779	373,134
Accounting		(6,000)	36,000
Legal		-	1,069
Interest expense		(26,377)	157,245
Other		(1,212)	2,245
Total	$	$ 347,190	$ 569,693

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

On January 9, 2015, the outstanding shareholders of the Company voted to change the name of the Company from American Mineral Group, Inc. to CaerVision Global, Inc. in order to better reflect the planned change in the Company’s future operations.

On January 26, 2015, the Company entered into a stock purchase definitive agreement with Vitall, Inc., a Delaware corporation, whereby the Company will issue 15,000,000 shares of common stock for 100% of the issued and outstanding capital of Vitall, Inc. On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.  As a result, the name CaerVision Global, Inc. will be surrendered back to its original owner.

On June 12, 2015, the Company consummated a share exchange agreement with Amgentech Inc./Telco Cuba, Inc., a Florida corporation, whereby the Company issued 75,000,000 shares of common stock previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech Inc./Telco Cuba, Inc.  Amgentech Inc./Telco Cuba, Inc. will be the surviving entity and focus on opportunities in the Cuban telecommunications market. The Company has filed an amendment to its articles of incorporation to change its name to Telocuba, Inc.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to appoint William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. In the same amendment to our articles of incorporation, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

The Company had the following issuances of stock subsequent to November 30, 2014;

In January 2015, the Company issued 791,176 common shares in connection with the conversion of $1,345 of convertible debentures and accrued interest.  The conversions had an average price of $0.0017 per share.

In January 2015, the Company issued 791,593 common shares in connection with the conversion of $4,280 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In February 2015, the Company issued 832,075 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0053 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

In February 2015, the Company issued 2,560,000 common shares in connection with the conversion of 512 shares of Preferred B Shares.

In March 2015, the Company issued 831,633 common shares in connection with the conversion of $4,075 of convertible debentures and accrued interest.  The conversions had an average price of $0.0049 per share.

In March 2015, the Company issued 832,075 common shares in connection with the conversion of $4,660 of convertible debentures and accrued interest.  The conversions had an average price of $0.0056 per share.

In March 2015, the Company issued 328,182 common shares in connection with the conversion of $1,805 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 503,636 common shares in connection with the conversion of $4,575 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 2,545,000 common shares in connection with the conversion of 509 shares of Preferred B Shares.

In April 2015, the Company issued 3,395,000 common shares in connection with the conversion of 679 shares of Preferred B Shares.

In March 2015, the Company issued 3,730,000 common shares in connection with the conversion of 746 shares of Preferred B Shares.

In April 2015, the Company issued 2,067,073 common shares in connection with the conversion of $1,695 of convertible debentures and accrued interest.  The conversions had an average price of $0.0008   per share.

Critical Accounting Policies

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

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2014, the Company’s internal control over financial reporting was effective.

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

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

The following table sets forth information about our executive officers and directors as of the filing date.

Name and Address	Age	Position
Frederick J. Pucillo, Jr. Warwick, RI	64	Director, President and CEO, up until his resignation on June 15, 2015
Erwin Vahlsing, Jr. Warwick, RI	58	Director, Chief Financial Officer, Treasurer, and Secretary, up until his resignation on June 15, 2015
Thomas Craft, Jr. Warwick, RI	49	Director, up until his resignation on June 15, 2015
William Sanchez	42	Director, CEO, CFO, Secretary and Treasurer from June 15, 2015 to present

Frederick J. Pucillo, Jr. has served as our President, Chief Executive Officer and Director from December 2009 to June 15, 2015.  Mr. Pucillo has over twenty years’ experience serving mid-size to Fortune 100 companies in the banking and finance area, having managed a $110 million loan portfolio with 10,000 accounts, and other capital funding and business development opportunities.  Mr. Pucillo was the CFO for Atlantic Fire Protection, LLC from 2007 through 2009, and previously, was CFO for Zammido Automotive Group from 2000 through 2007.  He is thoroughly familiar with finance, cash flow analysis and budgeting, as well as negotiation of promising opportunities.

Erwin Vahlsing, Jr. has served as our Chief Financial Officer, Secretary, Treasurer, and Director from September 2009 to June 15, 2015.  Mr. Vahlsing is a financial executive with domestic and international experience managing finance departments in the manufacturing, service, and construction industries. Mr. Vahlsing has acted as Chief Financial Officer to ICOA, Inc. since 2001. He acted as a Consultant to E&M Advertising for SEC compliance and due diligence. Mr. Vahlsing received an MBA from the University of Rhode Island in 1986 and a Bachelors degree in Accounting from the University of Connecticut.

Thomas J. Craft, Jr., has served as a Director of the Company up until June 15, 2015. Mr. Craft is a Florida attorney, specializing in federal securities law and mergers and acquisitions. He practices securities law in Florida. Mr. Craft has more than 15 years of experience in federal securities matters as well as the public markets generally. Mr. Craft has served on the board of directors of several public companies prior to joining the Company's board of directors on November 22, 2002. Mr. Craft has served as a member of our Audit Committee since 2002 and in April 2007 Mr. Craft was appointed as a member of our Compensation Committee and Nominating Committee. Mr. Craft has served as an officer and a director of Peregrine Industries, Inc., a public reporting company, since March 2004.

William Sanchez, took over as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of the Company as of June 15, 2015. Mr. Sanchez has over 23 years of experience in the internet and telecommunications space. He has been involved as a systems engineer and architect during the inception of various nascent companies, such as SportsLine (www.sportsline.com), StarMedia (www.starmedia.com), and SportsAdvisors (www.sportsadvisors.com). For the last 15 years, he has been president of Amgentech, Inc., a full service technology solutions company. At Amgentech, Mr. Sanchez was retained to create the technical process and procedures as well as the internet components of well over 20 companies

Committees of the Board of Directors

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.

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

At the time of Mr. Vahlsing’ hiring, he completed his Form 3.  It appears the Company filed it on the Canadian, SEDA system and failed to file it on the SEC’s Edgar database.  The report is being updated with current information and will be filed subsequent to the date of this report.  Mr. Vahlsing is the owner of 24,000 common shares and 12,500 Preferred B shares at the period end covered by this report.

Significant Personnel

We have no significant personnel other than our sole officer and director. We presently rely on consultants and other third party contractors to perform administrative services for the Company. We have no formal contracts with any of these consultants and contractors.

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

Summary Compensation Table

None.

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.	2014	$ 0	$0	$139,933	$ 0	0	0	0
Former Chief Executive Officer,	2013	$ 0	$0	$134,551	$ 0	0	0	0
President, Director (3)	2012	$ 0	$0	$129,376	$31,250	0	0	0

Erwin Vahlsing, Jr	2014	$ 0	$0	$136,933	$ 0	0	0	0
Former Chief Financial Officer,	2013	$ 0	$0	$134,551	$ 0	0	0	0
Secretary, Treasurer,	2012	$ 0	$0	$129,376	$ 31,250	0	0	0
Director (4)

See notes below:

(1)

The named executive officers received grants of restricted stock in connection with entry into 5 year employment agreements.

(2)

Salary was accrued in 2014 with only partial payment made during the years 2013 and 2012.  The balance may be paid either in cash or stock.

(3)

On June 15, 2015, Frederick J. Pucillo, Jr. resigned his position of CEO, President and Director of the Company. He was replaced by William Sanchez.

(4)

On June 15, 2015, Erwin Vahlsing, Jr. resigned his position of CFO, Secretary and Treasurer of the Company. He was replaced by William Sanchez.

Employment Agreements

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

As of November 30, 2014 and 2013, the Company had an accrued payroll liability balance of $1,319,194 and $938,415.

Stock Options

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 18, 2015 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

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

(1) The percentage of common shares is based on 1,891,903,870 shares of common stock outstanding as of June 18, 2015.

(2) Percentage is based on current common stock outstanding as of June 18, 2015 plus beneficial amount owned by the individual holder, on an “As Converted” basis.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of the Company's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of The Company's total assets at year end for the last two completed fiscal years.

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

As of November 30, 2014 and 2013, the Company had an accrued payroll liability balance of $1,319,194 and $938,415.

From time to time, our former CEO, Mal Bains lloaned money to the Company.  At November 30, 2014 and 2013 the balance owed was $17,950 (CAD) respectively.  The balance does not bear interest and is due on demand.  For financial statement purposes, the balance is adjusted based on the exchange rate on the date of the statements.

Our CEO and CFO have from time to time loaned money to the Company.  At November 30, 2014 and 2013, they had a balance owed to them of $1,384 and $1,384 respectively.  The balances do not bear interest and are due on demand.

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

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2015.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Market Pink Sheet, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2014 and 2013 were as follows:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Page Number
FINANCIAL STATEMENTS
Balance Sheets (Unaudited)	F-1
Statements of Operations (Unaudited)	F-2
Statements of Stockholders’ Deficit (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5 to F-22

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
BALANCE SHEETS
(Unaudited)

ASSETS
	November 30, 2014	November 30, 2013
CURRENT ASSETS:
Cash	$ 2	$ 2
TOTAL CURRENT ASSETS	2	2

MINERAL RIGHTS and PROPERTIES
Working Interest in Grand Chenier oil & gas prospect	-	800,000
Oil field equipment	-	1,200,000
TOTAL MINERAL AND FIXED ASSETS	-	2,000,000

	$ 2	$ 2,000,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 101,390	$ 106,644
Accrued expenses	271,596	298,811
Accrued payroll	1,319,194	938,415
Convertible debentures (net of debt discount of $0 and $0)	241,925	241,925
Notes payable (net of debt discount of $0 and $0)	283,332	1,783,132
Due to former CEO	17,476	18,796
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	2,428,421	3,581,230

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Preferred B stock, $.001 par value; authorized shares - 100,000 shares; 87,500 and 87,500 issued and outstanding	88	88
Preferred C Stock to be issued	-	250
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 15,135,231 and 15,135,231 shares issued and outstanding	15,135	15,135
Additional paid-in capital	12,381,235	12,880,985
Deficit accumulated during the exploration stage	(14,824,879)	(14,477,689)
TOTAL STOCKHOLDERS' DEFICIT	(2,428,418)	(1,581,228)

	$ 2	$ 2,000,002

See notes to unaudited financial statements
F-1

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Years ended
	November 30, 2014	November 30, 2013

OPERATING EXPENSES:
General and administrative	$ 376,164	$ 422,743
Bank charges and interest	-	132
Foreign exchange (gain) loss	(2,597)	(2,015)
Mineral claim maintenance and geological costs	-	-
TOTAL OPERATING EXPENSES	$ 373,567	420,860

OPERATING LOSS	(373,567)	(420,860)

Interest expense	(26,377)	157,245
Change in fair value of derivative liability	-	(8,412)
Amortization of debt discount	-	-
Loss of mineral rights	-	-

NET LOSS	$ (347,190)	$ (569,693)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.02)	$ (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	15,135,231	15,026,342

See notes to unaudited financial statements

F-2

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional		Total
	($.0001 par value)		($.0001 par value)		($.0001 par value)		($.001 par value)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2012	3,000	$3	87,500	$88	-	$-	1,650,267,204	$1,650,267	$10,734,547	$(13,907,996)	$(1,523,091)

Issuance of stock for:
Conversion of debentures							241,666,666	241,667	(230,111)		11,556
Preferred C Stock to be issued				-	250,000	250			499,750		500,000
Adjustment for 1:125 reverse stock split April 24, 2013							(1,876,798,639)	(1,876,799)	1,876,799		-

Net loss		-		-		-	-	-		(569,693)	(569,693)

Balance, November 30, 2013	3,000	3	87,500	88	250,000	250	15,135,231	15,135	12,880,985	(14,477,689)	(1,581,228)

Preferred C Stock to be issued				-	(250,000)	(250)			499,750		500,000

Net loss		-		-		-	-	-		(347190)	(347190)

Balance, November 30, 2013	3,000	$3	87,500	$88	-	$-	15,135,231	$15,135	$12,381,235	$(14,824,879)	$(2,428,418)

F-3

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the years ended
	November 30,	November 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (347,190)	$ (569,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	-	(8,412)

Changes in assets and liabilities:
Prepaid expenses	-	3,500
Accounts payable and accrued expenses	346,990	551,890
NET CASH USED IN OPERATING ACTIVITIES	(200)	(22,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-
Acquisition of additional claims	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-
Proceeds from notes payable	200	21,888
Proceeds from /(Payments) to officer and prior CEO	-	359

NET CASH PROVIDED BY FINANCING ACTIVITIES	200	22,247

NET INCREASE (DECREASE) IN CASH	0	(468)

CASH - BEGINNING OF PERIOD	2	470

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred C Stock issued to acquire oil and gas interests	$ -	$ 500,000
Stock issued in connection with conversion of debentures	$ -	$ 11,525
Notes issued in connection with oil & gas acquisition	$ -	$ 1,500,000

See notes to unaudited financial statements
F-4

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
November 30, 2014 and 2013

(Unaudited)

1.   Nature of Operations and Going Concern

Telco Cuba Inc., (Formerly CaerVision Global, Inc. fka American Mineral Group Minerals Inc.) (the "Company") was incorporated in the State of Nevada on August 10, 2007. In the fiscal year ended November 30, 2014 and 2013, the Company was engaged in the exploration, development, and acquisition of mineral properties. As a subsequent event to these financial statements herein, on June 12, 2015, the Company consummated a share exchange agreement with Amgentech Inc./Telco Cuba, Inc., a Florida corporation, whereby the Company issued 75,000,000 shares of common stock previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech Inc./Telco Cuba, Inc.  Amgentech Inc./Telco Cuba, Inc. will be the surviving entity and focus on opportunities in the Cuban telecommunications market.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $347,190 for the year ended November 30, 2014, and has an accumulated deficit of $14,824,879. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.   Significant Accounting Policies

a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b)    Basic and Diluted Loss Per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

c)   Fair Value Measurements

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

               The following tables provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2014 and November 30, 2013:

Fair Value Measurements at November 30, 2014
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2014	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$192,123	$-	$-	$192,123

Fair Value Measurements at November 30, 2013
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2013	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$192,123	$-	$-	$192,123

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2014	November 30, 2013
Beginning balance	$192,123	$200,535
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	-	(8,412)
Ending balance	$192,123	$192,123

The fair value of the derivative liability at November 30, 2014 and November 30, 2013, totaling $192,123 and $192,123, respectively, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2013 and 2012, are reported in other expenses as follows:

	November 30, 2014	November 30, 2013
(Gain) Loss on derivative liabilities recorded during the period	$-	$-
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized gain attributable to the change in liabilities still held	-	8,412
Net unrealized (gain) loss included in earnings	$-	$8,412

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2014 and 2013, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at November 30, 2014 and 2013, approximate their respective fair value based on the Company’s incremental borrowing rate.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
November 30, 2014 and 2013

(Unaudited)

2.   Significant Accounting Policies (continued)

c)   Fair Value Measurements (continued)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2014 and 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective at the time of adoption. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

d)   Income Taxes

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

f)    Revenue Recognition

The Companies follow the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Companies record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of product sales.

As at November 30, 2014, the Company had no revenues to report.

f)   Estimates

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

h)   Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

i)    Recently Adopted Accounting Pronouncements

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

In November 2014, the Company surrendered the Grand Chenier prospect back to its orginal owners in exchange for the cancellation of the notes and stock to be issued.

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

There were no share issuances in the fiscal year ended November 30, 2014

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
November 30, 2014 and 2013

(Unaudited)

5.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2014	2013
Income tax benefit at Federal statutory rate of 35%	$195,300	$199,400
State Income tax benefit, net of Federal effect	28,000	28,500
Permanent differences (primarily stock-based compensation)	-	-
Change in valuation allowance	(223,300)	(227,900)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2014	2013

Net Operating losses	$2,794,400	$2,574,400
Loss on mineral rights	2,838,000	2,838,000
Valuation allowance	(5,632,400)	(5,412,400)
	$-	$-

At November 30, 2014 the Company has available net operating losses of approximately $2,794,400 which may be carried forward to apply against future taxable income. These losses will expire in 2034. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

6.

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

There were no new convertible debentures issued during the fiscal years ended November 30, 2014 and 2013.

At November 30, 2014, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into in previous years.  As of November 30, 2014, the derivative liability remained the same during the year then ended due to the conversion threshold being equivalent at this reporting date as compared to the previous fiscal year end.

7.

Notes Payable

For the years ended November 30, 2014 and 2013, the Company borrowed $200 and $21,888, respectively, from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

The Company raised $0 and $359 in demand notes to from its CFO during the fiscal years ended November 30, 2014 and 2013, respectively.

Between December 2011 and November 2012, the Company borrowed $108,700 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
November 30, 2014 and 2013

(Unaudited)

8.

Related party transactions

       Due to Officers

From time to time, our former CEO, Mal Bains loaned money to the Company.  At November 30, 2014 and 2013 the balance owed was $17,476 and $18,796 respectively.  The balance does not bear interest and is due on demand.

Our CEO and CFO have from time to time loaned money to the Company.  At November 30, 2014 and 2013, they had a balance owed to them of $1,384 and $1,384 respectively.  The balances do not bear interest and are due on demand.

Employment Contracts with Officers

In September 2010, the Company entered into five year Employment Contracts with its three officers (See Note 12).  As of November 30, 2014 and 2013, the Company had an accrued payroll liability balance of $1,319,194 and $938,415.

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

10.

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

As of November 30, 2014 and 2013, the Company had an accrued payroll liability balance of $1,319,194 and $938,415.

11.

Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

On January 9, 2015, the outstanding shareholders of the Company voted to change the name of the Company from American Mineral Group, Inc. to CaerVision Global, Inc. in order to better reflect the planned change in the Company’s future operations.

On January 26, 2015, the Company entered into a stock purchase definitive agreement with Vitall, Inc., a Delaware corporation, whereby the Company will issue 15,000,000 shares of common stock for 100% of the issued and outstanding capital of Vitall, Inc. On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.  As a result, the name CaerVision Global, Inc. will be surrendered back to its original owner.

On June 12, 2015, the Company consummated a share exchange agreement with Amgentech Inc./Telco Cuba, Inc., a Florida corporation, whereby the Company issued 75,000,000 shares of common stock previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech Inc./Telco Cuba, Inc.  Amgentech Inc./Telco Cuba, Inc. will be the surviving entity and focus on opportunities in the Cuban telecommunications market.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to appoint William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. In the same amendment to our articles of incorporation, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

The Company had the following issuances of stock subsequent to November 30, 2014;

In January 2015, the Company issued 791,176 common shares in connection with the conversion of $1,345 of convertible debentures and accrued interest.  The conversions had an average price of $0.0017 per share.

In January 2015, the Company issued 791,593 common shares in connection with the conversion of $4,280 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In January 2015, the Company issued 831,481 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0054 per share.

In February 2015, the Company issued 832,075 common shares in connection with the conversion of $4,490 of convertible debentures and accrued interest.  The conversions had an average price of $0.0053 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

In February 2015, the Company issued 832,250 common shares in connection with the conversion of $3,325 of convertible debentures and accrued interest.  The conversions had an average price of $0.0040 per share.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
November 30, 2014 and 2013

(Unaudited)

11.

Subsequent Events (continued)

In February 2015, the Company issued 2,560,000 common shares in connection with the conversion of 512 shares of Preferred B Shares.

In March 2015, the Company issued 831,633 common shares in connection with the conversion of $4,075 of convertible debentures and accrued interest.  The conversions had an average price of $0.0049 per share.

In March 2015, the Company issued 832,075 common shares in connection with the conversion of $4,660 of convertible debentures and accrued interest.  The conversions had an average price of $0.0056 per share.

In March 2015, the Company issued 328,182 common shares in connection with the conversion of $1,805 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 503,636 common shares in connection with the conversion of $4,575 of convertible debentures and accrued interest.  The conversions had an average price of $0.0055   per share.

In March 2015, the Company issued 2,545,000 common shares in connection with the conversion of 509 shares of Preferred B Shares.

In April 2015, the Company issued 3,395,000 common shares in connection with the conversion of 679 shares of Preferred B Shares.

In March 2015, the Company issued 3,730,000 common shares in connection with the conversion of 746 shares of Preferred B Shares.

In April 2015, the Company issued 2,067,073 common shares in connection with the conversion of $1,695 of convertible debentures and accrued interest.  The conversions had an average price of $0.0008   per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CaerVision Global, Inc.
Date: June 18, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: June 18, 2015	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: June 18, 2015	/s/ William Sanchez	Director, and President
William Sanchez
Date: June 18, 2015	/s/ William Sanchez	Director, Chief Financial Officer, Secretary, and Treasurer
William Sanchez