Form 10-Q
period 2015-02-28
TELCO CUBA, INC..
filed 2015-06-26
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2015
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Telco Cuba Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

1530 Atwood Ave. #19652, Johnston, RI 02919 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

CaerVision Global, Inc

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock held by non-affiliates, as of June 24, 2015 was 40,438,136 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $416,513 based on the closing price of the Registrant's common stock of $0.0103 on June 24, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at June 24, 2015: 40,438,136

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELCO CUBA, INC

(FORMERLY CAERVISION GLOBAL, INC AND AMERICAN MINERAL GROUP, INC)

(Unaudited)

Table of Contents	Pages

Unaudited Balance Sheets	2 - 3

Unaudited Statements of Operations	4

Unaudited Statement of Cash Flows	5

Notes to Unaudited Financial Statements	6 - 14

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc)
BALANCE SHEETS
(Unaudited)

ASSETS
	February 28, 2015	November 30, 2014

CURRENT ASSETS:
Cash	$ 2	$ 2
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	2	2

TOTAL ASSETS	$ 2	$ 2

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,909	$ 101,390
Accrued expenses	288,381	271,596
Accrued payroll	1,319,194	1,319,194
Convertible debentures (net of debt discount of $0 and $0)	216,260	241,925
Notes payable (net of debt discount of $0 and $0)	283,332	283,332
Due to former CEO	15,946	17,476
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	2,416,529	2,428,420

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Series B Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 86,988 and 87,500 issued and outstanding	87	88
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 23,435,537 and 15,135,231 shares issued and outstanding	23,436	15,135
Common stock to be issued, $0.001 par value, 4,500,000 and 0 shares	4,500	-
Additional paid-in capital	12,394,101	12,381,235
Cumulative Foreign Currency Translation Adjustment	7,623	4,612
Deficit accumulated during the exploration stage	(14,846,276)	(14,829,491)
TOTAL STOCKHOLDERS' DEFICIT	(2,416,527)	(2,428,418)

	$ 2	$ 2

See notes to unaudited financial statements

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	February 28, 2015	February 28, 2014

OPERATING EXPENSES:
General and administrative	$ -	$ 94,687
Bank charges and interest	-	-
Mineral claim maintenance and geological costs	-	-
TOTAL OPERATING EXPENSES	-	94,687

OPERATING LOSS	-	(94,687)
OTHER EXPENSE:
Interest Expense	16,785	45,714

NET LOSS	$ (16,785)	$ (140,401)

NET LOSS, ADJUSTED
Other Comprehensive Income (Loss):
Foreign Currency Translation Gain	3,011	1,536
COMPREHENSIVE LOSS	$ (13,774)	$ (138,865)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	18,983,910	15,135,231

See notes to unaudited financial statements

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended
	February 28,	February 28,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,774)	$ (137,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Stock issued for compensation	-	-
Change in fair value of derivative	-	-

Changes in assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	13,774	137,329
NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of additional claims	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from convertible debentures	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	0

CASH - BEGINNING OF PERIOD	2	2

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conversion of debentures	$ 25,665	$ -

See notes to unaudited financial statements

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
February 28, 2015 and 2014

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

In the fiscal year ended November 30, 2014 and 2013, the Company was engaged in the exploration, development, and acquisition of mineral properties. As a subsequent event to these financial statements herein, on June 12, 2015, the Company consummated a share exchange agreement with Amgentech Inc./Telco Cuba, Inc., a Florida corporation, whereby the Company will issue 75,000,000 shares of common stock previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech Inc./Telco Cuba, Inc.  Amgentech Inc./Telco Cuba, Inc. will be the surviving entity and focus on opportunities in the Cuban telecommunications market.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to appoint William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. In the same amendment to our articles of incorporation, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $16,785 for the three months ended February 28, 2015, and has an accumulated deficit of $14,846,276. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

At February 28th the Company has convertible notes outstanding totaling $216,260 which if converted at current market prices would result in 39,320,000 new dilutive common shares. The Company also has 3,000 shares of Preferred A and 89, 988 shares of Preferred B which if converted would result in 437,940,000 new dilutive common shares.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of February 28, 2015 and November 30, 2014:

Fair Value Measurements at February 28, 2015
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

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
February 28, 2015 and 2014

2.   Significant Accounting Policies (continued)

c)   Fair Value Measurements (continued)

      The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	February 28, 2015	November 30, 2014
Beginning balance	$192,123	$192,123
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	-	-
Ending balance	$192,123	$192,123

The fair value of the derivative liability at February 28, 2015 and November 30, 2014, totaling $192,123, respectively, was calculated using the Black-Scholes Option Pricing model. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the three months ended February 28, 2015 and 2014, are reported in other expenses as follows:

	February 28, 2015	November 28, 2014
(Gain) Loss on derivative liabilities recorded during the period	$-	$-
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized gain attributable to the change in liabilities still held	-	-
Net unrealized (gain) loss included in earnings	$-	$-

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2014 and 2013, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at February 28, 2015 and November 30, 2014, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of February 28, 2015 and November 30, 2014, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

As at February 28, 2015, the Company had no revenues to report.

g)   Estimates

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

h) Foreign Currency Transaction Gains and Losses

The Company’s principle operations are located in the United States through it has some prior liabilities in Canadian dollars.  Accordingly, the Company has used the balance sheet conversion rate to adjust the foreign currency liability and therefor has recorded a foreign currency translation gain or loss. Cumulative differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet and recorded as a component of comprehensive loss on the income statement.

i)   Accounts receivable and concentration of credit risk

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
February 28, 2015 and 2014

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

In November 2014, the Company surrendered the Grand Chenier prospect back to its original owners in exchange for the cancellation of the notes and stock to be issued.

4.   Capital Stock

a)   Authorized

Authorized capital stock consists of:

500,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred shares with a par value of $0.001 per share. On January 25, 2013, the Company filed an amendment to its articles of incorporation to designation 100,000 preferred shares as Series A preferred stock which have a conversion rate to common shares of 1 for 1,000. The amendment also designated 100,000 shares of preferred stock as Series B preferred stock which have a conversion rate to common shares of 1 for 5,000.

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

There were no share issuances in the fiscal year ended November 30, 2014.

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

In the three months ended February 28, 2015, the Company issued 8,300,306 shares of common stock.

5.   Convertible Debentures

There were no new convertible debentures issued in the three months ended February 28, 2015 or in the fiscal year ended November 30, 2014.

In the three months ended February 28, 2015, Asher Enterprises, a holder of convertible debentures, converted $25,665 of principle into 5,740,306 shares of our common stock.

As of February 28, 2015 and November 30, 2014, the Company has convertible debenture balances of $216,260 and $241,925.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)
Notes to the Unaudited Financial Statements
February 28, 2015 and 2014

6.

Derivative Liabilities

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	February 28,	November 30,	Date of
	2015	2014	issuance

$32,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	347.18%	319.58%
Weighted Average life (months)	0	0	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	347.18%	319.58%
Weighted Average life (months)	0	0	9

$35,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	347.18%	262.42%
Weighted Average life (months)	0	0	9

$174,530 Debenture:
Discount Rate – Bond Equivalent Yield	0.30%	0.30%	0.30%
Annual rate of dividends	-	-	-
Volatility	347.18%	347.18%	262.42%
Weighted Average life (months)	0	0	6

Fair Value	$ 192,123	$ 192,123

There were no new convertible debentures issued in the three months ended February 28, 2015 or in the fiscal year ended November 30, 2014.

At February 28, 2015, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into in previous years.  As of February 28, 2015, the derivative liability remained the same during the year then ended due to the conversion threshold being equivalent at this reporting date as compared to the previous fiscal year end.

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

As of February 28, 2015 and November 30, 2014, the Company had a notes payable balance of $283,332 respectively

8.

Related party transactions

       Due to Officers

From time to time, our former CEO, Mal Bains loaned money to the Company.  At February 28, 2015 and November 30, 2014, the balance owed was $15,946 and $17,476 respectively.  The balance does not bear interest and is due on demand.

Our CEO and CFO have from time to time loaned money to the Company.  At February 28, 2015 and November 30, 2014, they had a balance owed to them of $1,384 respectively.  The balances do not bear interest and are due on demand.

Employment Contracts with Former Officers

In September 2010, the Company entered into five year Employment Contracts with its three former officers of the Company. The three former officers of the Company have recently resigned, see subsequent events footnote. As of February 28, 2015 and November 30, 2014, the Company had an accrued payroll liability balance of $1,319,194 and $1,319,194.

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
February 28, 2015 and 2014

9.

Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

On June 2, 2015, the Company consummated an agreement with three former officers of the Company whereby the former officers will transfer a total of 37,500 shares of issued and outstanding Series B Preferred Stock to the newly appointed President of the Company, William Sanchez, in return for 3,500,000 newly issued shares of common stock. In addition, the agreement calls for the cancellation of the former officer’s accrued payroll in the amount of $1,319,194.

On June 12, 2015, the Company consummated a share exchange agreement with Amgentech Inc./Telco Cuba, Inc., a Florida corporation, whereby the Company will issue 75,000,000 shares of common stock previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech Inc./Telco Cuba, Inc.  Amgentech Inc./Telco Cuba, Inc. will be the surviving entity and focus on opportunities in the Cuban telecommunications market.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to appoint William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. In the same amendment to our articles of incorporation, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Pucillo Jr., resigned their positions as officers and directors of the Company.

The Company had the following issuances of stock subsequent to February 28, 2015;

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

In April 2015, the Company issued 2,770,000 common shares in connection with the conversion of 554 shares of Preferred B Shares.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.

Forward-Looking Statements

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Business History

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

Subsequently, the Company (see Subsequent Events) entered into an agreement with Amgentech Inc.’s Telco Cuba division whereby they acquired a majority interest in the Company and will pursue telecom opportunities in the newly emerging Cuban market. The Company has filed an amendment to its articles of incorporation to change its name to Telco Cuba, Inc.

Overview

Telco Cuba, Inc. (Formerly CaerVision Global, Inc.) was incorporated in August 10th, 2007 with a Fiscal Year Ending of November 30th. Telco Cuba is a Nevada Corporation engaged in the business of Telecommunication.  Founded in 2001, Amgentech -- the parent company of Telco Cuba has been providing internet based solutions and services for over 14 years. Amgentech has generated over 7 million dollars in revenue. Telco Cuba is launching best of breed communication services including, but not limited to VoIP, Calling Cards and direct SMS messaging in the US and between the US and Cuba. For more information visit

PRINCIPAL PRODUCTS

Telco Cuba will offer telecommunication services and equipment including mobile phones, VoIP, calling cards.  The services and devices will be for the US and emerging Cuba market.  Telco Cuba has positioned itself to offer low cost mobile cell phone service in the US and Cuba. Service plans include post & prepaid cards as well as minute by minute plans, unlimited plans and unlimited text plans. The Company will also offer two models of smart phones as well.

OUR MARKET

The Company plans to target the US and Cuban markets,

Results of operations for the three months ended February 28, 2015 and 2014

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Quarterly Report on Form 10Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-Q or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Revenue

There were no revenues for the three months ended February 28, 2015, and February 28, 2014.

Operating Expenses

There were no operating expenses for the three months ended February 28, 2015 compared to total operating expense of $93,151 for the three months ended February 28, 2014.

 Interest Expense:

Interest expense for the three months ended February 28, 2015, was $16,785, and is derived from the convertible debenture debt carried by the Company. For the three months ended February 28, 2014, the interest expense was $45,714 and is also based on the debenture debt carried by the Company.

Net Loss:

Net Loss for the three months ended February 28, 2015, was $16,785 compared to a loss of $138,865 for the three months ended March 31, 2014.

Other Comprehensive Income (loss):

Other comprehensive income for the three months ended February 28, 2015 included foreign currency translation gain of $3,011 which was derived from a liability in the currency of the Canadian dollar. Other comprehensive income for the three months ended February 28, 2014 included foreign currency translation gain of $1,536 which was derived from a liability in the currency of the Canadian dollar.

Liquidity and Capital Resources

As of February 28, 2015, Telco Cuba, Inc. had total current assets of $2 and total current liabilities of $2,416,529 for a net working capital deficit of $2,416,527. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, the Company will fail.

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

*

Our ability to raise additional funding;

*

Our ability to identify and successfully negotiate the acquisition of potential properties or assets; and

*

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

Operational Activities

The Company had no cash used in operating activities in the three months ended February 28, 2015 and February 28, 2014.

Investing Activities

The Company had no cash used in investing activities in the three months ended February 28, 2015 and February 28, 2014.

Financing Activities

The Company had no cash provided in financing activities in the three months ended February 28, 2015 and February 28, 2014.

The Company may not have sufficient resources to fully develop or expand it business unless it is able to raise additional financing. The Company can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. The failure to raise capital when needed, will adversely affect our business, financial condition and results of operations, and could force the Company to reduce or cease operations.

The Company believes that it will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund its business plan can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Impact of Inflation

The Company does not expect inflation to be a significant factor in operation of the business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The Company has a working capital deficiency of $12,416,527 and accumulated deficit of $14,846,276 as of February 28, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon The Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Some of the critical accounting estimates are detailed below.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•

it requires assumptions to be made that were uncertain at the time the estimate was made, and

•

Changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

The Company base estimates and judgments on experience, current knowledge, and beliefs of what could occur in the future, observation of trends in the industry, information provided by customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following accounting policies and estimates as those that are believed to be the most critical to the financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

 Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective:

●  to give reasonable assurance that the information required to be disclosed in reports that are file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●  to ensure that information required to be disclosed in the reports that are file or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There are no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal issues

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following issuances of stock during the quarter ended February 28, 2015;

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

In April 2015, the Company issued 2,770,000 common shares in connection with the conversion of 554 shares of Preferred B Shares.

The Company has not undertaken an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS

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

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
Date: June 25, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: June 25, 2015	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: June 25, 2015	/s/ William Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William Sanchez