Form 10-Q
period 2015-05-31
TELCO CUBA, INC..
filed 2015-06-26
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2015
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Telco Cuba Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

1530 Atwood Ave. #19652, Johnston, RI 02919 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc)
BALANCE SHEETS
(Unaudited)

ASSETS
	May 31, 2015	November 30, 2014

CURRENT ASSETS:
Cash	$ 2	$ 2
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	2	2

TOTAL ASSETS	$ 2	$ 2

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,982	$ 101,390
Accrued expenses	291,364	271,596
Accrued payroll	1,319,194	1,319,194
Convertible debentures (net of debt discount of $0 and $0)	202,555	241,925
Notes payable (net of debt discount of $0 and $0)	283,332	283,332
Due to former CEO	16,022	17,476
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	2,405,956	2,428,420

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Series B Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 84,500 and 87,500 issued and outstanding	85	88
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 40,438,136 and 15,135,231 shares issued and outstanding	40,438	15,135
Common stock to be issued, $0.001 par value, 4,500,000 and 0 shares	4,500	-
Additional paid-in capital	12,392,105	12,381,235
Cumulative Foreign Currency Translation Adjustment	7,475	4,612
Deficit accumulated during the exploration stage	(14,850,560)	(14,829,491)
TOTAL STOCKHOLDERS' DEFICIT	(2,405,954)	(2,428,418)

	$ 2	$ 2

See notes to unaudited financial statements

TELCO CUBA, Inc.
(Formerly CaerVision Global, Inc., and American Mineral Group, Inc.)
STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended		For the six months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

OPERATING EXPENSES:
General and administrative	$ -	96,101	-	190,787
Bank charges and interest	-	-	-	-
TOTAL OPERATING EXPENSES	-	96,101	-	190,787

OPERATING LOSS	-	(96,101)	-	(190,787)

INTEREST EXPENSE	4,283	46,316	21,068	92,030

NET LOSS	$ (4,283)	(142,417)	(21,068)	(282,817)

NET LOSS, ADJUSTED Other Comprehensive Income (Loss):
Foreign Currency Translation Gain/(Loss)	(148)	(748)	2,863	788

COMPREHENSIVE LOSS	(4,431)	(143,165)	(18,205)	(282,029)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.00)	(0.01)	(0.00)	(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	36,450,778	15,135,231	27,717,344	15,135,231

See notes to unaudited financial statements

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended
	May 31,	May 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,205)	$ (282,029)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	18,205	282,029
NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of additional claims	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from convertible debentures	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF PERIOD	2	2

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conversion of debentures	$ 40,670	$ -

See notes to unaudited financial statements

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
May 31, 2015 and 2014

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $21,068 for the six months ended May 31, 2015, and has an accumulated deficit of $14,850,560. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

At May 31st the Company has convertible notes outstanding totaling $202,555 which if converted at current market prices would result in 162,044,000 new dilutive common shares. The Company also has 3,000 shares of Preferred A and 84,500 shares of Preferred B which if converted would result in 425,500,000 new dilutive common shares.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of May 31, 2015 and November 30, 2014:

Fair Value Measurements at May 31, 2015
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
May 31, 2015 and 2014

2.   Significant Accounting Policies (continued)

c)   Fair Value Measurements (continued)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	May 31, 2015	November 30, 2014
Beginning balance	$192,123	$192,123
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized gain attributable to the change in liabilities still held	-	-
Ending balance	$192,123	$192,123

The fair value of the derivative liability at May 31, 2015 and November 30, 2014, totaling $192,123, respectively, was calculated using the Black-Scholes Option Pricing model. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the three months ended May 31, 2015 and 2014, are reported in other expenses as follows:

	May 31, 2015	November 28, 2014
(Gain) Loss on derivative liabilities recorded during the period	$-	$-
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized gain attributable to the change in liabilities still held	-	-
Net unrealized (gain) loss included in earnings	$-	$-

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2014 and 2013, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at May 31, 2015 and November 30, 2014, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of May 31, 2015 and November 30, 2014, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

As at May 31, 2015, the Company had no revenues to report.

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
May 31, 2015 and 2014

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

In the six months ended May 31, 2015, the Company issued 17,002,599 shares of common stock.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
May 31, 2015 and 2014

5.   Convertible Debentures

There were no new convertible debentures issued in the six months ended May 31, 2015 or in the fiscal year ended November 30, 2014.

In the six months ended May 31, 2015, Asher Enterprises, a holder of convertible debentures, converted $40,670 of principle into 9,471,655 shares of our common stock.

As of May 31, 2015 and November 30, 2014, the Company has convertible debenture balances of $202,555 and $241,925.

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

There were no new convertible debentures issued in the six months ended May 31, 2015 or in the fiscal year ended November 30, 2014.

At May 31, 2015, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into in previous years.  As of May 31, 2015, the derivative liability remained the same during the year then ended due to the conversion threshold being equivalent at this reporting date as compared to the previous fiscal year end.

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

As of May 31, 2015 and November 30, 2014, the Company had a notes payable balance of $283,332 respectively

8.

Related party transactions

       Due to Officers

From time to time, our former CEO, Mal Bains loaned money to the Company.  At May 31, 2015 and November 30, 2014, the balance owed was $16,022 and $17,476 respectively.  The balance does not bear interest and is due on demand.

Our CEO and CFO have from time to time loaned money to the Company.  At May 31, 2015 and November 30, 2014, they had a balance owed to them of $1,384 respectively.  The balances do not bear interest and are due on demand.

Employment Contracts with Officers

In September 2010, the Company entered into five year Employment Contracts with its three former officers of the Company. The three former officers of the Company have recently resigned, see subsequent events footnote. As of May 31, 2015 and November 30, 2014, the Company had an accrued payroll liability balance of $1,319,194.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)
Notes to the Unaudited Financial Statements
May 31, 2015 and 2014

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

Results of operations for the three and six months ended May 31, 2015 and 2014

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

Revenue

There were no revenues for the three months and six months ended May 31, 2015, and May 31, 2014.

Operating Expenses

The operating expenses for the three months ended May 31, 2015 were $0. This is compared to operating expense of $96,101 for the three months ended May 31, 2014,

The operating expenses for the six months ended May 31, 2015 were $0. This is compared to operating expenses of $190,787 for the six months ended May 31, 2014.

Interest Expense:

Interest expense for the three months ended May 31, 2015, was $4,283, and for the six months ended May 31, 2015 was $21,068, and is derived from the convertible debenture debt carried by the Company. For the three months ended May 31, 2014, the interest expense was $46,316, and for the six months ended May 31, 2014, the interest expense was $92,030. The interest expense was derived from our outstanding convertible debenture debt.

Net Loss:

Net Loss from operations for the three months ended May 31, 2015, was $4,283, which brings the total loss for the six months ended May 31, 2015, to $21,068 compared to a loss of $143,417 for the three months ended May 31, 2014, and a six month total loss of $282,817 as of May 31, 2014.Other Comprehensive Income (loss):

Other comprehensive income/(loss) for the three months ended May 31 28, 2015 included foreign currency translation loss of $148 which was derived from a liability in the currency of the Canadian dollar. Other comprehensive income for the three months ended May 31, 2014 included foreign currency translation loss of $748 which was derived from a liability in the currency of the Canadian dollar. Other comprehensive income/(loss) for the sex months ended May 31 28, 2015 included foreign currency translation loss of $2,863 which was derived from a liability in the currency of the Canadian dollar. Other comprehensive income for the six months ended May 31, 2014 included foreign currency translation loss of $788 which was derived from a liability in the currency of the Canadian dollar.

Liquidity and Capital Resources

As of May 31, 2015, Telco Cuba, Inc. had total current assets of $2 and total current liabilities of $2,405,956 for a net working capital deficit of $2,405,954. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, the Company will fail.

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

Operational Activities

The Company had no cash used in operating activities in the six months ended May 31, 2015, and May 31, 2014.

Investing Activities

The Company had no cash used in investing activities in the six months ended May 31, 2015, and May 31, 2014.

Financing Activities

The Company had no cash provided in financing activities in the six months ended May 31, 2015, and May 31, 2014.

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

Going Concern

As of May 31, 2015, Telco Cuba, Inc. had total current assets of $2 and total current liabilities of $2,405,956 for a net working capital deficit of $2,405,954.  These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

The Company had the following issuances of stock during the six month period ended May 31, 2015;

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
William Sanchez, Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: June 25, 2015	/s/ William Sanchez	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer
William Sanchez