Form 10-K/A
period 2012-11-30
TELCO CUBA, INC..
filed 2015-07-06
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment 2

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2012
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Telco Cuba, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

2001 Hollywood Blvd, Suite 211, Hollywood FL 33020 (305)747-7647
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended November 30, 2012 (the “Amended Filing”) for the purpose of disclosing that its  consolidated financial statements and notes thereto included with the Company’s Form 10-K for the year ended November 30, 2012 (the “Financial Statements”), which was originally filed with the U. S. Securities and Exchange Commission on July 23, 2014 (the “Original 10-K Filing”) were not audited by the Company’s independent registered public accounting firm as required by SEC Rule 2-02 of Regulation S-X.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, it does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Telco Cuba, Inc..
Date: July 6, 2015	By: /s/ William Sanchez
William Sanchez, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: July 6, 2015	/s/ William Sanchez	CEO
William Sanchez