Form 10-Q/A
period 2013-02-28
TELCO CUBA, INC..
filed 2015-07-08
CIK 1427644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / Amendment 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-53157

Telco Cuba, Inc.

(Exact name of registrant as specified in its charter)

Nevada                                                                                             98-0546544

(State or other jurisdiction of incorporation organization)                                          (I.R.S. Employer Identification No.)

2001 Hollywood Blvd, Suite 211, Hollywood FL 33020

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (305)747-7647

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of August 26, 2014 was 1,891,903,870

The number of shares of preferred A stock outstanding as of August 26, 2014 was 3,000

The number of shares of preferred B stock outstanding as of August 26, 2014 was 87,500

EXPLANATORY NOTE

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Quarterly Report on Form 10-K Form 10-Q for the quarter ended February 28, 2013 (the “Amended Filing”) for the purpose of disclosing that its  unaudited condensed consolidated financial statements and notes thereto included with the Company’s Form 10-Q for the period ended February 28, 2013 (the “Financial Statements”), which was filed on August 29, 2014 (the “Original 10-Q Filing”) were not reviewed by the Company’s independent registered public accounting firm as required by SEC Rule 10-1 (d) of Regulation S-X;

No other changes have been made to the Form 10-Q. This Form 10-Q/A1 speaks as of the original filing date of the Form 10-Q, it does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telco Cuba, Inc.

By

/s/ William Sanchez		/s/ William Sanchez
William Sanchez		William Sanchez
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Financial Executive and Principal Accounting Officer)
Date:	July 6, 2015	Date:	July 6, 2015