Form 10-Q/A
period 2013-08-31
TELCO CUBA, INC..
filed 2015-07-08
CIK 1427644

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of September 12, 2014 was 15,135,231

The number of shares of preferred A stock outstanding as of September 12, 2014 was 3,000

The number of shares of preferred B stock outstanding as of September 12, 2014 was 87,500

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Quarterly Report on Form 10-K Form 10-Q for the quarter ended August 31, 2013 (the “Amended Filing”) for the purpose of disclosing that its  unaudited condensed consolidated financial statements and notes thereto included with the Company’s Form 10-Q for the period ended August 31, 2013 (the “Financial Statements”), which was filed on September 15, 2014 (the “Original 10-Q Filing”) were not reviewed by the Company’s independent registered public accounting firm as required by SEC Rule 10-1 (d) of Regulation S-X;

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