Form 10-K/A
period 2013-11-30
TELCO CUBA, INC..
filed 2015-07-08
CIK 1427644

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

Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as September 1, 2014 was 14,875,075 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $119,000 based on the closing price of the Registrant's common stock of $0.008 on February 28, 2014 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at September 1, 2014: 15,135,231

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended November 30, 2013 (the “Amended Filing”) for the purpose of disclosing that its consolidated financial statements and notes thereto included with the Company’s Form 10-K for the year ended November 30, 2013 (the “Financial Statements”), which was originally filed with the U. S. Securities and Exchange Commission on September 25, 2014 (the “Original 10-K Filing”) were not audited by the Company’s independent registered public accounting firm as required by SEC Rule 2-02 of Regulation S-X.

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