Form 10-K/A
period 2014-11-30
TELCO CUBA, INC..
filed 2015-07-08
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K - Amendment 1

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

2001 Hollywood Blvd, Suite 211, Hollywood FL 33020 Tel: (305) 747-7647
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended November 30, 2014 (the "Amended Filing”) for two reasons: 1) to disclose its  consolidated financial statements and notes thereto included with the Company’s Form 10-K for the year ended November 30, 2014 (the “Financial Statements”), which was originally filed with the U. S. Securities and Exchange Commission on June 19, 2015 (the “Original 10-K Filing”) were not audited by the Company’s independent registered public accounting firm as required by SEC Rule 2-02 of Regulation S-X; and 2) to correct the Balance Sheet and Stockholders Equity both of which were created as part of pro-forma statements provided to Amgentech, Inc. to assist them in analyzing the Company’s financial structure during negotiations related to the Share Exchange Agreement consummated on June 15, 2015. The statements incorrectly eliminated assets held for sale rather than listing at fair market value in accordance with Generally Accepted Accounting Practices.

Aside from correcting these schedules, some minor wording corrections regarding the oil & gas operations, and correcting the Interactive Data Files (XBRL) no other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, it does not reflect events that may have occurred subsequent to the original filing date.

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

In November 2014, the Company entered into negotiations to acquire Vitall, Inc. and was renamed CaerVision Global, Inc., and closed on this deal in January 2015.  The newly renamed Company had 60 days to close on a minimum $500,000 in debt or equity financing to support the new direction.  When this was not achieved, the prior owner invoked a rescission clause and terminated the deal.

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

As of November 30, 2014, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $3,928,420 and current assets of $2 at November 30, 2014, and a working capital deficiency of $3,928,418.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

In Prior Fiscal Years We Have Been The Subject Of A Going Concern Opinion And Expect That Upon Completion Of Our Audits For November 30, 2014 and 2013, We Will Receive A Going Concern Opinion Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

The Company was previous audited for the years ended November 30, 2011 and 2010 whereby our independent auditors added an explanatory paragraph to their audit report.  We believe, that upon completion of a two year audit for the years ended November 30, 2014 and 2013, an independent auditor will once again as part of their audit report issue a similar explanatory paragraph in connection with our financial statements.  We have incurred losses of $347,190 and $569,693 for the years ended November 30, 2014 and 2013 respectively, and a cumulative loss of $14,824,879, and we had a working capital deficiency of $3,928,418 at November 30, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to pursue telecom opportunities in the newly emerging Cuban market.  As of November 30, 2014, we had cash in the amount of $2, and current liabilities of $3,928,420. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Financial Condition

As of November 30, 2014, American Mineral Group had total current assets of $2 and total current liabilities of $3,928,420 for a net working capital deficit of $3,928,418. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, the Company will fail.

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

Capital Resources

As of November 30, 2014, the Company had total assets of $2,000,002, total liabilities of $3,928,420 and a working capital deficit of $3,928,418, compared with a net working capital deficit of $3,581,228 as of November 30, 2013. The assets are comprised of cash of $2, and mineral rights and oil field equipment for which the Company paid $2.0 million in common stock and notes. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

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

		Years Ended November 30,
Expense Item		2014	2013
Consulting		$ 380,779	$ 373,134
Accounting		(6,000)	36,000
Legal		-	1,069
Interest expense		(26,377)	157,245
Other		(1,212)	2,245
Total	$	$ 347,190	$ 569,693

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

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
BALANCE SHEETS
(Unaudited)

ASSETS
	November 30, 2014	November 30, 2013
CURRENT ASSETS:
Cash	$ 2	$ 2
TOTAL CURRENT ASSETS	2	2

ASSETS HELD FOR SALE
Working Interest in Grand Chenier oil & gas prospect	800,000	800,000
Oil field equipment	1,200,000	1,200,000
TOTAL ASSETS HELD FOR SALE	-	2,000,000

	$ 2,000,002	$ 2,000,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 101,390	$ 106,644
Accrued expenses	271,596	298,811
Accrued payroll	1,319,194	938,415
Convertible debentures (net of debt discount of $0 and $0)	241,925	241,925
Notes payable (net of debt discount of $0 and $0)	1,783,332	1,783,132
Due to former CEO	17,476	18,796
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	3,928,420	3,581,230

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Preferred B stock, $.001 par value; authorized shares - 100,000 shares; 87,500 and 87,500 issued and outstanding	88	88
Preferred C Stock to be issued	250	250
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 15,135,231 and 15,135,231 shares issued and outstanding	15,135	15,135
Additional paid-in capital	12,880,985	12,880,985
Deficit accumulated during the exploration stage	(14,824,879)	(14,477,689)
TOTAL STOCKHOLDERS' DEFICIT	(1,928,418)	(1,581,228)

	$ 2,000,002	$ 2,000,002

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

See notes to unaudited financial statements

F-2

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional		Total
	($.0001 par value)		($.0001 par value)		($.0001 par value)		($.001 par value)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2012	3,000	$3	87,500	$88	-	$-	1,650,267,204	$1,650,267	$10,734,547	$(13,907,996)	$(1,523,091)

Issuance of stock for:
Conversion of debentures							241,666,666	241,667	(230,111)		11,556
Preferred C Stock to be issued				-	250,000	250			499,750		500,000
Adjustment for 1:125 reverse stock split April 24, 2013							(1,876,798,639)	(1,876,799)	1,876,799		-

Net loss		-		-		-	-	-		(569,693)	(569,693)

Balance, November 30, 2013	3,000	3	87,500	88	250,000	250	15,135,231	15,135	12,880,985	(14,477,689)	(1,581,228)

Net loss		-		-		-	-	-		(347,190)	(347,190)

Balance, November 30, 2013	3,000	$3	87,500	$88	250,000	$250	15,135,231	$15,135	$12,880,985	$(14,824,879)	$(1,928,418)

F-3

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the years ended
	November 30,	November 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (347,190)	$ (569,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	-	(8,412)

Changes in assets and liabilities:
Prepaid expenses	-	3,500
Accounts payable and accrued expenses	346,990	551,890
NET CASH USED IN OPERATING ACTIVITIES	(200)	(22,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on acquisition of Mineral Rights Agreement	-	-
Acquisition of additional claims	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from expenses paid by stockholder	-	-
Proceeds from notes payable	200	21,888
Proceeds from /(Payments) to officer and prior CEO	-	359

NET CASH PROVIDED BY FINANCING ACTIVITIES	200	22,247

NET INCREASE (DECREASE) IN CASH	0	(468)

CASH - BEGINNING OF PERIOD	2	470

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred C Stock issued to acquire oil and gas interests	$ -	$ 500,000
Stock issued in connection with conversion of debentures	$ -	$ 11,556
Notes issued in connection with oil & gas acquisition	$ -	$ 1,500,000

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

Date	Signature	Title
Date: July 6, 2015	/s/ William Sanchez	Director, and President
William Sanchez
Date: July 6, 2015	/s/ William Sanchez	Director, Chief Financial Officer, Secretary, and Treasurer
William Sanchez