Form 10-Q/A
period 2015-02-28
TELCO CUBA, INC..
filed 2015-07-10
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q - Amendment 1

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
(Address and telephone number of Registrant's principal executive offices)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                                                                       Explanatory Note

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (the “Amended Filing”) for two reasons: 1) to disclose its  unaudited condensed consolidated financial statements and notes thereto included with the Company’s Form 10-Q for the period ended February 28, 2015 (the “Financial Statements”), which was filed on June 26, 2015 (the “Original 10-Q Filing”) were not reviewed by the Company’s independent registered public accounting firm as required by SEC Rule 10-1 (d) of Regulation S-X; and 2) to correct the Balance Sheet which was created as part of pro-forma statements provided to Amgentech, Inc. to assist them in analyzing the Company’s financial structure during negotiations related to the Share Exchange Agreement consummated on June 15, 2015. The statements incorrectly eliminated assets held for sale rather than listing at fair market value in accordance with Generally Accepted Accounting Practices.

Aside from correcting these schedules, some minor wording corrections regarding the oil & gas operations, and attaching the Interactive Data Files (XBRL), no other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, it does not reflect events that may have occurred subsequent to the original filing date.

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

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc)
BALANCE SHEETS
(Unaudited)

ASSETS
	February 28, 2015	November 30, 2014

CURRENT ASSETS:
Cash	$ 2	$ 2
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	2	2

MINERAL RIGHTS and PROPERTIES
Working Interest in Grand Chenier oil & gas prospect	800,000	800,000
Oil field equipment	1,200,000	1,200,000
TOTAL MINERAL AND FIXED ASSETS	2,000,000	2,000,000

TOTAL ASSETS	$ 2,000,002	$ 2,000,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,909	$ 101,390
Accrued expenses	288,381	271,596
Accrued payroll	1,319,194	1,319,194
Convertible debentures (net of debt discount of $0 and $0)	216,260	241,925
Notes payable (net of debt discount of $0 and $0)	1,783,332	1,783,332
Due to former CEO	15,946	17,476
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	3,916,529	3,928,420

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Series B Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 86,988 and 87,500 issued and outstanding	87	88
Series C Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 250,000 and 250,000 issued and outstanding	250	250
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 23,435,537 and 15,135,231 shares issued and outstanding	23,436	15,135
Additional paid-in capital	12,898,350	12,880,985
Cumulative Foreign Currency Translation Adjustment	7,623	4,612
Deficit accumulated during the exploration stage	(14,846,276)	(14,829,491)
TOTAL STOCKHOLDERS' DEFICIT	(1,916,527)	(1,928,418)

	$ 2,000,002	$ 2,000,002

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

See notes to unaudited financial statements

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended
	February 28,	February 28,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,774)	$ (138,865)

Changes in assets and liabilities:
Accounts payable and accrued expenses	13,774	138,865
NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF PERIOD	2	2

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conversion of debentures	$ 25,665	$ -

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

On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. At the same time, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Pucillo Jr., resigned their positions as officers and directors of the Company. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $16,785 for the three months ended February 28, 2015, and has an accumulated deficit of $14,846,276. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

At February 28th the Company has convertible notes outstanding totaling $216,260 which if converted at current market prices would result in 39,320,000 new dilutive common shares. The Company also has 3,000 shares of Preferred A and 89,988 shares of Preferred B which if converted would result in 437,940,000 new dilutive common shares.

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

As a result of the share exchange agreement with Telco Cuba in June 2015, the Company has determined that the oil and gas assets no longer fit with the long-term business strategy and the Company is, accordingly, seeking a suitable buyer for these assets.  Mineral assets are therefore listed as “Assets Held for Sale” in the accompanying balance sheet at carried at estimated fair market value.

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

As of both February 28, 2015 and November 30, 2014, the Company had a notes payable balance of $283,332.

8.

Related party transactions

       Due to Officers

From time to time, our former CEO, Mal Bains loaned money to the Company.  At February 28, 2015 and November 30, 2014, the balance owed was $15,946 and $17,476 respectively.  The balance does not bear interest and is due on demand.

Our CEO and CFO have from time to time loaned money to the Company.  At both February 28, 2015 and November 30, 2014, they had a balance owed to them of $1,384 collectively.  The balances do not bear interest and are due on demand.

Employment Contracts with Former Officers

In September 2010, the Company entered into five year Employment Contracts with its three former officers of the Company. The three former officers of the Company have recently resigned, see subsequent events footnote. As of February 28, 2015 and November 30, 2014, the Company had an accrued payroll liability balance of $1,319,194 and $1,319,194.

9.

Commitments and Contingencies

A consulting agreement between American Mineral Group and Internet Marketing Solutions, Inc. (IMS) provides that IMS will receive a Consulting Fee of ten percent (10%) of the gross value of the project received by American Mineral Group including cash, stock and stock purchase warrants.  No amounts have been accrued as a result of this agreement and the Company does not believe that any fees have been generated.

Telco Cuba Inc.

(Formerly CaerVision Global, Inc. and

American Mineral Group, Inc.)

Notes to the Unaudited Financial Statements
February 28, 2015 and 2014

10.

Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than listed below.

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

Telco Cuba, Inc. (formerly CaerVision Global, Inc. fka American Mineral Group Inc.) was an early stage Mining and Exploration Company throughout the fiscal year ended November 30, 2014 and early 2015 seeking to acquire, develop, and manage various oil, gas, and mineral properties and resources.

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

Subsequently, the Company (see Subsequent Events) entered into an agreement with Amgentech Inc. whereby they acquired a majority interest in the Company and will pursue telecom opportunities in the newly emerging Cuban market. The Company has filed an amendment to its articles of incorporation to change its name to Telco Cuba, Inc.

Overview

Amgentech is a Nevada Corporation engaged in the business of telecommunications.  Founded in 2001, Amgentech has been providing internet based solutions and services for over 14 years. Amgentech has generated over 7 million dollars in revenue. The Company is launching best of breed communication services including, but not limited to VoIP, Calling Cards and direct SMS messaging in the US and between the US and Cuba.

PRINCIPAL PRODUCTS

Telco Cuba offers telecommunication services and equipment including mobile phones, VoIP, calling cards.  The services and devices will be for the US and emerging Cuba market.  Telco Cuba has positioned itself to offer low cost mobile cell phone service in the US and Cuba. Service plans include post & prepaid cards as well as minute by minute plans, unlimited plans and unlimited text plans. The Company will also offer two models of smart phones as well.

OUR MARKET

The Company targets the US and Cuban markets,

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

Liquidity and Capital Resources

As of February 28, 2015, the Company had total current assets of $2,000,002 and total current liabilities of $3,916,529 for a net working capital deficit of $3,916,527. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.

Based on the nature of our business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that to pursue telecom opportunities in the newly emerging Cuban market may take several years before we are capable of generating profitable revenues. Our future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

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

On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. Concurrent therewith, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Pucillo Jr., resigned their positions as officers and directors of the Company.

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

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
Date: July 9, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: July 9, 2015	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: July 9, 2015	/s/ William Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William Sanchez