Form 10-Q/A
period 2015-05-31
TELCO CUBA, INC..
filed 2015-07-10
CIK 1427644

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Telco Cuba, Inc. (the “Company”)  is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 (the “Amended Filing”) for two reasons: 1) to disclose its  unaudited condensed consolidated financial statements and notes thereto included with the Company’s Form 10-Q for the period ended May 31, 2015 (the “Financial Statements”), which was filed on June 26, 2015 (the “Original 10-Q Filing”) were not reviewed by the Company’s independent registered public accounting firm as required by SEC Rule 10-1 (d) of Regulation S-X; and 2) to correct the Balance Sheet which was created as part of pro-forma statements provided to Amgentech, Inc. to assist them in analyzing the Company’s financial structure during negotiations related to the Share Exchange Agreement consummated on June 15, 2015. The statements incorrectly eliminated assets held for sale rather than listing at fair market value in accordance with Generally Accepted Accounting Practices.

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

TELCO CUBA, INC.
(Formerly CaerVision Global, Inc. and American Mineral Group, Inc)
BALANCE SHEETS
(Unaudited)

ASSETS
	May 31, 2015	November 30, 2014

CURRENT ASSETS:
Cash	$ 2	$ 2
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	2	2

ASSETS HELD FOR RESALE
Working Interest in Grand Chenier oil & gas prospect	800,000	800,000
Oil field equipment	1,200,000	1,200,000
TOTAL ASSETS HELD FOR RESALE	2,000,000	2,000,000

TOTAL ASSETS	$ 2,000,002	$ 2,000,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,982	$ 101,390
Accrued expenses	291,364	271,596
Accrued payroll	1,319,194	1,319,194
Convertible debentures (net of debt discount of $0 and $0)	202,555	241,925
Notes payable (net of debt discount of $0 and $0)	283,332	283,332
Due to former CEO	16,022	17,476
Due to officers	1,384	1,384
Derivative liability	192,123	192,123
TOTAL CURRENT LIABILITIES	2,405,956	2,428,420

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	3	3
Series B Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 84,500 and 87,500 issued and outstanding	85	88
Series C Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 250,000 to be issued	250	250
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 40,438,136 and 15,135,231 shares issued and outstanding	40,438	15,135
Additional paid-in capital	12,896,105	12,381,235
Cumulative Foreign Currency Translation Adjustment	7,475	4,612
Deficit accumulated during the exploration stage	(14,850,560)	(14,829,491)
TOTAL STOCKHOLDERS' DEFICIT	(1,905,954)	(2,428,418)

	$ 2,000,002	$ 2,000,002

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

Telco Cuba Inc. (Formerly CaerVision Global, Inc. and American Mineral Group, Inc.)
Date: July 6, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: July 6, 2015	/s/ William Sanchez	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer
William Sanchez