Form 10-K/A
period 2014-11-30
TELCO CUBA, INC..
filed 2015-11-30
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

2001 Hollywood Blvd, Suite 202, Hollywood, FL 33020, 305-747-7647
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes r      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes r      No ☒

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

Yes ☒      No r

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  r   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  r

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer r Non-accelerated filer r	Accelerated filer r Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes q   No ☒

The number of shares of Common Stock held by non-affiliates, as May 31, 2015 was 46,288,136 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $115,720 based on the closing price of the Registrant's common stock of $0.0025 on May 31, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at November 20, 2015: 115,106,039

EXPLANATORY NOTE

This annual report of Telco Cuba, Inc. (together with its consolidated subsidiaries, “Telco Cuba”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after March 31, 2011. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended November 30, 2012, November 30, 2013, and November 30, 2014, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended February, 2013 through August 31, 2014. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended February, 2013 through August 31, 2014. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Telco Cuba, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Telco Cuba, Inc., fka CaerVision Global, Inc. fka American Mineral Group Minerals Inc. (the "Company" or "Telco Cuba") was incorporated under the laws of the State of Nevada on August 10, 2007.  On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc. following a share exchange with Amgentech, Inc. consummated on June 12, 2015 under which the shareholders of Amgentech became the majority shareholders of the company and Amgentech elected to become the successor issuer to CaerVision Global.

This filing is the last annual filing required for the conduct of business as CaerVision Global, Inc. (see footnote on Subsequent Events).  All descriptions and information will pertain to CaerVision Global, Inc. and its operations through November 30, 2014 except as otherwise indicated.

About Our Company

Telco Cuba, Inc. (formerly CaerVision Global, Inc., fka American Mineral Group Inc.) was an early stage Mining and Exploration Company throughout the fiscal year ended November 30, 2014 and into early 2015. The company sought to acquire, develop, and manage various oil, gas, and mineral properties and resources.

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

In February 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.  The Company believes that with approximately $2 million in capital, the field can be returned to production and additional wells within the prospect can then be brought online increasing production to a profitable level. During the year ended November 30, 2013, the Company impaired the full property amounting to $2 million.

In November 2014, the Company entered into negotiations to acquire Vitall, Inc. and was renamed CaerVision Global, Inc., and closed on this deal in January 2015.  The newly renamed Company had 60 days to close on a minimum $500,000 in debt or equity financing to support the new direction.  When this was not achieved, the prior owner invoked a rescission clause and terminated the transaction.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc. (“Amgentech”), a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each share of Series B preferred is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of CaerVision with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer to CaerVision for SEC reporting and accounting purposes.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.  The Company still controls its interest in the Grand Chenier oil and gas project in Louisiana but has recorded an impairment of the asset value as of November 30, 2014 and 2013.

Telco Cuba is a cellular service provider that is targeting the Cuban demographic in the United States and intends to offer its services in Cuba when legally able to.  The vast majority of Telco Cuba’s potential subscribers are currently customers of lower-end cellular providers such as Metro PCS, Boost and Simple Mobile. Telco Cuba plans to offer low cost international rates commensurate with that of lower end cellular providers on any of its prepaid all-you-can-talk/text with and without data plans. All of Telco Cuba’s calling plans will allow international calls at similar or lower rates than competitive landline rates. Additionally, as an MVNO of Sprint, Telco Cuba will offer direct text messaging and calling to the Country of Cuba. As part of a landmark deal, Telco Cuba will offer cell phone roaming services in Cuba. In Addition to its cell phone services, Telco Cuba offers digital home phone service and will be bundling its digital and cell phone service in Q1. Currently there is no provider of these services targeting the Cuban American demographic. Telco Cuba has already received a license with the FCC, allowing it to directly peer with telephone providers outside of the United States.  This license fits into the long term plan Telco Cuba has of building out its own infrastructure. The company’s strategy is to offer different price plans with included international roaming (when available) targeted to the Cuban nation, U.S. based Cubans and travelers. The target market not only includes U.S.-based Cubans but also native Cubans worldwide. Telco Cuba has engaged IDT, the only American long distance carrier with a direct relationship with ETECSA and will be offering digital calling plans (calling cards, digital phone service, Cell phone service) targeted to the Cuban market in the states with the largest Cuban demographic: Florida, New Jersey, and Chicago.

Governmental Regulations and Environmental Compliance

The Company’s operations’ is subject to various federal regulations.  Telco Cuba has received all of the necessary licenses to operate as a cell phone service provider, digital phone service provider and calling card service provider.  In addition, The United States government has already removed many of the limitations imposed by the U.S. Department of the Treasury for doing business in Cuba. As of December 17, 2014, Telco Cuba has been able to legally export telecommunication devices and equipment to Cuba.

Plan of Operation

Telco Cuba has received the necessary licenses with the FCC and is able to offer cell phone services in the United States and abroad. The company’s strategy is to offer different price plans with included service roaming in the nation of Cuba (Available during December, 2015) targeted to the Cuban nation, U.S. based Cubans and travelers. The target market not only includes U.S.-based Cubans but also native Cubans worldwide. Telco Cuba has engaged IDT, the only American long distance carrier with a direct relationship with ETECSA and will be offering calling cards targeted to the Cuban market in the states with the largest Cuban demographic: Florida, New Jersey, and Chicago.

In July of 2015, Telco Cuba executed an agreement with Next Communications, an MVNE (Mobile Virtual Network Enabler) provider with Sprint Corporation. Telco Cuba intends to create a first of its kind niche market by implementing its pre-paid mobile service to the Cuban-American market with primary focus in the South Florida market. The cellular services are expected to include unlimited talk, text, and web offerings at low-cost competitive market rates. Aside from competitive mobile monthly pricing plans, Telco Cuba will also offer its customers the ability to call internationally (namely to Cuba) directly from the GSM mobile handset, using the MVNE network. This unprecedented service should greatly improve the connectivity of all Cuban-Americans residing in U.S., thus allowing Telco Cuba to capture U.S. to Cuba long distance market share.

After implementation of its domestic mobile program, Telco Cuba intends to negotiate to re-establish a direct link with Cuba that will lower the company's expenses and improve connectivity with a direct service. This agreement would allow Telco Cuba to offer vastly reduced per minute price points. Additionally, cell phone roaming services in Cuba’s cell network and our Cuban centric approach already gives Telco Cuba the advantage.  The combination of U.S. to Cuba direct mobile handset communication and roaming capabilities for visitors should provide a significant competitive advantage to Telco Cuba as it seeks to enter an emerging market.

Additionally, the portfolio of services that Telco Cuba is putting together includes a money remittance/top-off service. This direct-to-consumer online service will enable anyone online to send minutes to Cuban cell subscribers or any of the more than 30 worldwide carriers. The initial phase will target the Cuban -American community in South Florida. Further, the Company’s objectives include:

•

Increase the subscriber base, thereby gaining an economy of scale allowing the purchase/installation of equipment in Cuba

•

Gain licensing in Cuba to offer services directly

•

Gain spectrum licensing for leasing to other services and internal use

•

Create a portfolio of complementary services that feed off each other, maximizing the company’s marketing dollar

•

Provide calling solutions including calling cards and mobile cell services to a portfolio of users/consumers in Cuba

Telco Cuba’s Cuba centric plans, marketing and promotions will address the needs of over 2 million Cuban’s residing in the United States.  Telco Cuba’s approach will allow the company to access a highly profitable market.

The Company still controls its interest in the Grand Chenier oil and gas project in Louisiana which is listed as Assets Held For Sale in the accompanying financial statements.  There are no current plans to develop the oil and gas asset.

Employees

The Company presently has 2 full-time employees, of which 0 are management and 2 are involved in operations.  We expect that as we begin rolling out new services, additional personnel will be added.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

We are “Development Stage Company,” as such you cannot evaluate the investment merits of our Company based on historical performance because we have no operating history.

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

As a development stage company, we have not yet generated revenue. Consequently, there is no meaningful historical operating or financial information about our business upon which to evaluate future performance.  We cannot assure generation of significant revenues, sustained profitability or generation of positive cash flow from operating activities in the future. If we cannot generate enough revenue, our business may not succeed and our Common Stock may have little or no value.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On November 30, 2014 Were Not Sufficient To Satisfy Our Current Liabilities.

As of November 30, 2014, we have incurred substantial operating losses. Since we have no revenue, we have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our exploration phase.  We have current liabilities of $4,973,800 and current assets of $2 at November 30, 2014, and a working capital deficiency of $4,973,798.  If we cannot meet our current liabilities, we may have to curtail or cease business operations.

In Prior Fiscal Years We Have Been The Subject Of A Going Concern For November 30, 2014, 2013 and 2012, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for all fiscal years presented.  We have incurred losses of $225,210, $2,575,247 and $1,132,203 for the years ended November 30, 2014, 2013, and 2012, respectively, and a cumulative loss of $17,374,759.   We had a working capital deficiency of $4,973,798 at November 30, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire other mineral properties or a target company or business. As of November 30, 2014, we had cash in the amount of $2, and current liabilities of $4,973,800. We currently do not have any operations and we have no income. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including William Sanchez, our Chief Executive Officer. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any executive. In addition, we need to attract additional high quality geological, investor relations, and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Are Subject To Regulation by both US and Foreign Governments

Municipalities, domestic and foreign governments may require us to obtain various permits and licenses in order to operate. Our inability to obtain the necessary permits or licenses could delay or impede the development of a revenue model, as well as force us to incur additional costs.

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Our common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for our common stock and may limit the ability of investors in this offering to sell our common stock in the secondary market.

The limited public market for our common stock may limit the ability of shareholders to sell their shares.

There has been only a limited public market for the Company's common stock. An active trading market for our stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of our common stock may decline as the result of announcements by the Company or its competitors, variations in our results of operations, and market conditions in the real estate and commodities markets in general.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In February 2013, the Company acquired a 28% working interest in the Grand Chenier oil and gas prospect in Louisiana.

Currently, Telco Cuba occupies approximately 2,000 Square Feet of office space at a cost of $2,100 a month.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of November 2, 2015, there were approximately 110 owners of record of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "QBAN". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Feb. 28, 2012	$0.0028	$0.0003
May 31, 2012	$0.0015	$0.0001
Aug. 31, 2012	$0.0001	$0.0001
Nov. 30, 2012	$0.0007	$0.0001
Feb. 28, 2013	$0.0028	$0.0001
May 31, 2013	$0.01	$0.0031
Aug. 31, 2013	$0.0199	$0.0005
Nov. 30, 2013	$0.0180	$0.0035
Feb. 28, 2014	$0.0028	$0.0001
May 31, 2014	$0.01	$0.0031
Aug. 31, 2014	$0.0199	$0.0005
Nov. 30, 2014	$0.0180	$0.0035

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

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

In December 2012, the Company issued 626,667 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.0075 per share.

In January 2013, the Company issued 626,667 common shares in connection with the conversion of $4,700 of convertible debentures and accrued interest.  The conversions had an average price of $0.0075 per share.

In January 2013, the Company issued 680,000 common shares in connection with the conversion of $2,125 of convertible debentures and accrued interest.  The conversions had an average price of $0.0031 per share.

There were no share issuances during the fiscal year ended November 31, 2014.

Subsequent to November 30, 2014, the Company converted a total of $42,585 in convertible debt and accrued interest owed to unaffiliated third party accredited investors into 10,302,905 shares of restricted common stock.

Between February 2015 and October 28, 2015, the Company issued 72,780,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 14,556 shares of Preferred B Shares.

The Company issued 4,007,146 shares of restricted common stock to third parties for services rendered valued at $5,000.

On September 4, 2015, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO in exchange for services rendered to the Company.  The Series C Preferred are non-convertible and have voting rights equal to 10,000 votes of common stock per share.

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

Financial Condition

As of November 30, 2014, the Company had total current assets of $2 and total current liabilities of $4,973,800 for a net working capital deficit of $4,973,798. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objectives. The additional funding will come from equity financing from the sale of Telco Cuba's common stock or the issuance of debt securities. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in Telco Cuba. The Company does not have any financing arranged and we cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common stock or debt securities.  In the absence of such financing, our business will fail.

Based on the nature of Telco Cuba's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that unrolling a telecommunications operation in Cuba will cost a substantial amount of money, and possibly take several years before becoming profitable. The Company’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  Telco Cuba's ability to raise additional funding;
  Telco Cuba's ability to capture market share; and
  The economic, political and legislative environment being conducive to operations.

Due to the Company’s lack of operating history and present inability to generate revenues, our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2012, 2013 and 2014 indicating substantial doubt about Telco Cuba's ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Liquidity

The Company's internal sources of liquidity will be loans that may be available from management. Although Telco Cuba has no written arrangements with its management, we expect that the officers may provide the Company with nominal liquidity, when and if it is required.

The Company’s external sources of liquidity will be private placements for equity and debt financing. There are no assurances that Telco Cuba will be able to achieve further sales of its common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue its plan of operations, then the Company will not be able to continue its operations and its business will fail.

Capital Resources

As of November 30, 2014, the Company had total assets of $2, total liabilities of $4,973,800 and a working capital deficit of $4,973,798, compared with a net working capital deficit of $4,748,588 as of November 30, 2013 and $2,189,397 as of November 30, 2012. The assets as of November 30, 2014 are comprised of cash.  Mineral rights and oil field equipment for which the Company paid $2.0 million in common stock and notes and were deemed impaired and valued at $0. The liabilities consisted mainly of accounting, audit and legal fees, convertible debentures, demand notes, officer loans, and accrued expenses.

The Company’s current cash is not sufficient to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage the Company's expenses and payments to preserve cash until the Company is profitable, otherwise additional financing must be arranged. Specifically, management is deferring payments due them until such time as there is sufficient financing in place to permit their payment or the possible issuance of the Company’s stock in settlement of amounts due.

Results of Operations

We did not earn any revenues for the fiscal years ended November 30, 2014, 2013 or 2012. We do not anticipate earning revenues in the fiscal year ending November 30, 2015. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from the sale of telecommunications services in the future.  During the periods presented, the Company was actively seeking to develop mineral exploration and intended to sell such reserves if and when recovered.  However, the Company was unable to secure adequate funding for exploration and recovery operations.

We incurred operating expenses in the amount of $362,654 during the fiscal year ended November 30, 2014, $404,717 during the fiscal year ended November 30, 2013, and $366,566 during the fiscal year ended November 30, 2012.  For the 2014 fiscal year, these expenses consisted mainly of general and administrative expenses. For 2013, the Company had general and administrative expenses of $404,717 and recorded a one-time impairment on the oil and gas assets of $2,000,000.  For 2012, the Company incurred $616,566 in general and administrative expenses, which was offset by $250,000 in mineral claims.

Other Income and Expense

During the years ended November 30, 2014, 2013, and 2012, the Company incurred interest expense of $165,766, $238,810, and $115,855, respectively, which was incurred on the Company’s third party debt and convertible debentures.

For the years ended November 30, 2014 and 2013, the Company recorded gain of $303,210 and $68,280, respectively, attributable to fluctuations in the valuation of the derivative liability.  For the year ended November 30, 2012, the Company recorded a loss of $381,370 for derivative liability attributable to issuing convertible debentures.

During the year ended November 30, 2012, the Company incurred amortization of debt discount of $268,413, which was incurred on the Company’s convertible debentures compared to nil for the years ended November 30, 2014 and 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Material Agreements

In July 2015, the Company entered into an agreement with Next Group Holdings pursuant to which Next Group agreed to provide a virtual call processing platform for telecommunications, a web portal and sales portal.  In exchange, the Company agreed to pay $50,000 and use Next Group as its provider for local and international voice, data, and text services as part of its operational platform.

Subsequent Events

The Company evaluated subsequent events from December 1, 2014 through the date this filing was completed, noting the following:

On January 26, 2015, the Company acquired Vitall, Inc. a company which has developed and is marketing a Smartwatch dedicated to the burgeoning health and wellness industry which offers a telephone, a blood pressure monitor, a heart rate monitor, fitness application, and has an emergency help button.  The Company amended its Articles of Incorporation to change the name to CaerVision Global, Inc.  Under the terms of the Agreement, the Company agreed to a share exchange in which:

•

Settlements with various debt holders in which prior officers, directors, preferred shareholders, and current common shareholders would receive twenty-five percent (25%) of the post-merger issued and outstanding shares; and

•

Vitall, Inc. shareholders would receive seventy-five percent (75%) of the post-merger issued and outstanding shares.

On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the amended terms of the Share Exchange, the holders of Amgentech received 50,088 shares of the Company’s Series B Preferred stock (representing 60% of the total issued and outstanding preferred Series B) that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. As a result of this transaction, Amgentech became a wholly-owned subsidiary of the company and the shareholders of Amgentech became the control persons of the Company. For accounting and reporting purposes, this transaction has been treated as a “reverse merger” with Amgentech treated as the successor issuer to CaerVision. On June 15, 2015, the Company filed an Amendment to the Articles of Incorporation changing the name of the company to Telco Cuba, Inc.

Subsequent to November 30, 2014, the Company converted a total of $42,585 in convertible debt and accrued interest in to 10,302,905 shares of restricted common stock.

Between February and October 2015, the Company issued 72,780,000 common shares in connection with the conversion of 2,446 shares of Preferred B Shares.

The Company issued 12,130,729 shares of restricted common stock on the conversion of $19,373 in notes payable held by unaffiliated third parties.

The Company issued 4,007,146 shares of restricted common stock to third parties for services rendered valued at $5,000.

In July 2015, the Company entered into an agreement with Next Group Holdings pursuant to which Next Group agreed to provide a virtual call processing platform for telecommunications, a web portal and sales portal.  In exchange, the Company agreed to pay $50,000 and use Next Group as its provider for local and international voice, data, and text services as part of its operational platform.

On September 4, 2015, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO in exchange for services rendered to the Company.  The Series C Preferred are non-convertible and have voting rights equal to 10,000 votes of common stock per share.

Critical Accounting Policies

The following accounting policies were in effect for all periods presented:

Exploration Stage Company

The Company was considered to be in the exploration stage. The Company devoted substantially all of its efforts to exploring and identifying mineral properties suitable for development.

Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

Mineral Property Exploration

The Company was in the exploration stage and did not realize any revenue from its mining operations.  Mineral property acquisition costs have been capitalized. Additionally, mine development costs incurred either to develop new mineral deposits and constructing new facilities were capitalized pending the commencement of operations.  All such capitalized costs are amortized using a straight-line basis, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of a mineral body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

Location / Access:

The Grand Chenier oil and gas prospect is located Cameron Parish, Louisiana.

Title / Conditions:

The Company acquired a twenty-eight percent (28%) working interest to the leases covered by the prospect.

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

Known Reserves

The estimated reserves are indicated in the table above under the heading Geological Description/Mineralization.

Subsequent to November 30, 2014, and as a result of the share exchange agreement with Amgentech, Inc. (See Note 13 – Subsequent Events, accompanying this report), and the Company determined that it was no longer economically feasible to pursue development of the oil and gas assets. Accordingly, the Company recorded an impairment of $2,000,000 for the year ended November 30, 2013 and forward.  The Company is seeking a buyer for these assets and, should such a buyer be located, the Company would record a gain on the sale of assets based on the purchase price.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On June 1, the Company was advised that the Company’s as independent auditors, Sherb & Co., were no longer conducting business, necessitating the appointment of new independent auditors.

Besides a standard going concern qualification, the report of Sherb & Co. on the Company’s financial statements for fiscal year ended November 30, 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Company’s financial statement for the fiscal year ended November 30, 2011 (1) there were no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure and procedure which, if not resolved to the satisfaction of Sherb & Co., would have caused Sherb & Co. to make reference to the matter in the filing and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

(b) On June 9, 2015, the Company engaged RBSM LLP in New York as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended November 30, 2012 through November 30, 2014, neither the Company nor anyone acting on its behalf consulted with RBSM regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by RBSM on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Sherb & Co. or a reportable event with respect to Sherb & Co.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal years covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer believe the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Subsequent to November 30, 2014, the Company implemented several changes to the Company's internal controls to address the deficiencies and material weaknesses that led to the previous late filings.  Chief among these changes included hiring a new independent audit firm and retaining the services of a consulting firm specializing in financial statement preparation, US GAAP, and Securities Act reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2014, the Company’s internal control over financial reporting was ineffective.  Subsequent to November 30, 2014, the Company implemented several changes to the Company's internal controls to address the deficiencies and material weaknesses that led to the misstatements and errors.  Chief among these changes included hiring a new independent audit firm and retaining the services of a consulting firm specializing in financial statement preparation, US GAAP, and Securities Act reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the directors and executive officers of our Company, their ages and positions with our Company, during the periods covered by this report. Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

The following table sets forth information about our executive officers and directors.

Name and Address	Age	Position
Frederick J. Pucillo, Jr.(1) Warwick, RI	64	Director, President and CEO
Erwin Vahlsing, Jr.(1) Warwick, RI	58	Director, Chief Financial Officer, Treasurer, and Secretary
Thomas Craft, Jr.(1) Warwick, RI	49	Director
William Sanchez(2) Hollywood, FL	42	Chairman, CEO, and CFO
Maria Anez(2) Hollywood, FL	45	Director, Secretary
Linnette Miller(2) Ft. Lauderdale, FL		Director

(1)

These individuals resigned their positions with the Company subsequent to November 30, 2014 and in connection with the change in control resulting from the Share Exchange Agreement executed June 12, 2015.

(2)

These individuals were appointed to their positions in June 2015.

Frederick J. Pucillo, Jr. served as our President, Chief Executive Officer and Director since December 2009.  Mr. Pucillo has over twenty years’ experience serving mid-size to Fortune 100 companies in the banking and finance area, having managed a $110 million loan portfolio with 10,000 accounts, and other capital funding and business development opportunities.  Mr. Pucillo was the CFO for Atlantic Fire Protection, LLC from 2007 through 2009, and previously, was CFO for Zammido Automotive Group from 2000 through 2007.  He is thoroughly familiar with finance, cash flow analysis and budgeting, as well as negotiation of promising opportunities.

Erwin Vahlsing, Jr. served as our Chief Financial Officer, Secretary, Treasurer, and Director since September 2009.  Mr. Vahlsing is a financial executive with domestic and international experience managing finance departments in the manufacturing, service, and construction industries. Mr. Vahlsing has acted as Chief Financial Officer to ICOA, Inc. since 2001. He acted as a Consultant to E&M Advertising for SEC compliance and due diligence. Mr. Vahlsing received an MBA from the University of Rhode Island in 1986 and a Bachelor degree in Accounting from the University of Connecticut.

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

William J Sanchez has served as our President, Chief Executive Officer and Chairman of the board since June 15th, 2015.  Mr. Sanchez has over 20 years’ experience serving fortune 50, 100 and smaller companies.  Mr. Sanchez has held positions at CBS Sports, Tribune Interactive, Knight Ridder, DLJ Direct and has been instrumental in the creation of several nascent companies such as Starmedia, Inc., Sportsline, USA, and Picknation, Inc.

Maria Beatriz Anez has served as our corporate secretary and public relations manager since July, 2015. Mrs. Anez has honed a career in business analysis and sales relationships. A native of Venezuela, she was part of a team that ran a highly successful health care concern. Her responsibilities included negotiating contracts with the Venezuela government, supply negotiations and public relations.

Linnette Miller is a Manager in the Tax Services practice at Daszkal Bolton LLP, with more than 20 years of experience in public accounting. She focuses on domestic and international tax planning, as well as tax compliance for companies/ individuals, including those with cross border income tax issues and income tax filing. Ms. Miller also assists companies in maximizing their assets and minimizing their liabilities through tax planning and tax efficient structuring. Prior to joining Daszkal Bolton LLP, Ms. Miller held the position of Tax and Audit Director for Chaves & Armstrong, PA, a firm with expertise in international tax, technical accounting and complex audit services. During her professional career, Ms. Miller also worked for KPMG in Panama, where she assisted companies and individuals with tax planning, tax efficient structuring and tax filing requirements.

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

Mr. Pucillo has completed and filed his Form 3 indicating he was the owner of 24,156 common shares, and 12,500 Preferred B shares as of November 30, 2014.

At the time of Mr. Vahlsing’ hiring, he completed his Form 3.  It appears the Company filed it on the Canadian, SEDA system and failed to file it on the SEC’s Edgar database.  The report is being updated with current information and will be filed subsequent to the date of this report.  Mr. Vahlsing was the owner of 24,000 common shares and 12,500 Preferred B shares at the period end covered by this report.

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

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to officers and directors in all capacities for the last three fiscal years.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation(2)

Frederick J. Pucillo, Jr.	2014	$ 0	$0	$139,933	$ 0	$0	$0	$0
Chief Executive Officer, Director	2013	$ 0	$0	$134,551	$ 0	$0	$0	$0
	2012	$ 0	$0	$129,376	$ 31,250	$0	$0	$0

Erwin Vahlsing, Jr	2014	$ 0	$0	$136,933	$ 0	$0	$0	$0
Chief Financial Officer,	2013	$ 0	$0	$134,551	$ 0	$0	$0	$0
Secretary, Treasurer, Director	2012	$ 0	$0	$129,376	$31,250	$0	$0	$0

Thomas J. Craft, Jr.	2014	$ 0	$0	$0	$0	$0	$0	$0
Director	2013	$ 0	$0	$0	$0	$0	$0	$0
	2012	$ 0	$0	$0	$0	$0	$0	$0

See notes below:

(1)

The named executive officers received grants of restricted stock in connection with entry into 5-year employment agreements.

(2)

Salary was accrued in 2014 with only partial payment made during the years 2013 and 2012.  The balance may be paid either in cash or stock.

(3)

These individuals resigned their positions with the Company subsequent to November 30, 2014 and in connection with the change in control resulting from the Share Exchange Agreement executed June 12, 2015.  All employment contracts were voluntarily cancelled without recourse.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 1, 2015 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
William Sanchez(1)(3) Chief Executive Officer	Preferred B Series C	46,685(1) 100,000(1)	62.7% 100%
Maria Beatriz Anez(1)(3) Corporate Secretary	Preferred B Series C	46,685(1) 100,000(1)	62.7% 100%
Linnette Miller, Director (1)	n/a	n/a	n/a
JMZ Alliance Group	Common Preferred B(2)	4,100,000 27,736(2)	37.3%
All officers, directors, and beneficial owners as a group	Common Preferred B Series C	4,100,000 74,441 100,000	3.69% 100% 100%

(1)

This individual was appointed to their position on June 2015.

(2)

JMZ Alliance Group holds non-votable preferred B shares

(3) Mr. Sanchez and Ms. Anez are husband and wife. The shares shown represent a combination of direct and beneficial ownership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of the Company’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of the Company's total assets at year end for the last two completed fiscal years.

In September 2010, the Company entered into 5-year employment agreements with its three employees.  Below is a summary of the basic terms of the Agreements:

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

Subsequent to November 30, 2014, each of these employment agreements was terminated by mutual consent and without further recourse to either party.

Our CEO and CFO have from time to time lent money to the Company.  At November 30, 2014, 2013 and 2012, the balance owed to them was $1,384, $1,384, and $1,025 respectively.  The balances do not bear interest and are due on demand.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The only independent director on our board as of November 30, 2014 was Thomas Craft, Jr., our other two directors Mr. Pucillo and Mr. Vahlsing, were not independent, pursuant to the definition of an "independent director" set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Market Pink Sheet, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 201, 2013 and 2012 were as follows:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Audit Fees	$12,000	$12,000	$12,000
Audit-Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0

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

Exhibit Listing

Exhibit No.	Description of Exhibit	Filed herewith	Incorporated by reference
			Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
3.4	Certificate of Designation for Series C Preferred	X
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.6	Consulting and Fee Agreement dated July 1, 2009 between Internet Marketing Solutions, Inc. and American Mineral Group		10-K	10.6	03/17/10
10.7	Employment Agreement dated September 2, 2010 between Frederick Pucillo, Jr. and American Mineral Group		10-K	10.7
10.8	Employment Agreement dated September 2, 2010 between Erwin Vahlsing, Jr. and American Mineral Group		10-K	10.8
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

Telco Cuba, Inc.

FINANCIAL STATEMENTS

INDEX

Page Number
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of November 30, 2014, 2013 and 2012	F-3
Statements of Operations for the Years Ended November 30, 2014, 2013 and 2012	F-4
Statements of Stockholders’ Equity (Deficit) for the Years Ended November 30, 2014, 2013 and 2012	F-5
Statements of Cash Flows for the Years Ended November 30, 2014, 2013 and 2012	F-6
Notes to Financial Statements	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Telco Cuba, Inc.

Hollywood, FL

We have audited the accompanying balance sheets of Telco Cuba, Inc. (the “Company”), as of November 30, 2014, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telco Cuba, Inc. as of November 30, 2014, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of November 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2(l) to the financial statements, the 2014, 2013 and 2012 financial statements have been restated to correct the accounting for the value of the oil and gas reserves in 2013 and recalculated the fair value of derivative liabilities for all periods presented.

/s/ RBSM LLP

New York, New York

November 30, 2015

Telco Cuba, Inc.
BALANCE SHEETS AS ON

	November 30, 2014	November 30, 2013	November 30, 2012
ASSETS	(Restated)	(Restated)	(Restated)
CURRENT ASSETS:
Cash	$2	$2	$470
Prepaid Expenses	-	-	3,500
TOTAL CURRENT ASSETS	2	2	3,970

MINERAL RIGHTS and PROPERTIES
Working Interest in Grand Chenier oil & gas prospect	-	-	-

TOTAL MINERAL AND FIXED ASSETS	-	-	-
TOTAL ASSETS	$2	$2	$3,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$101,390	$106,644	$103,523
Accrued expenses	447,402	282,473	103,095
Accrued payroll	1,297,949	928,083	577,281
Convertible debentures	375,925	375,925	306,950
Notes payable	2,233,332	2,233,132	211,244
Other payables	17,476	18,796	19,816
Due to officers	1,384	1,384	1,025
Derivative liability	498,942	802,153	870,433
TOTAL CURRENT LIABILITIES	$4,973,800	$4,748,590	$2,193,367

STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value: Series A; authorized shares - 100,000 shares; 3,000 shares issued and outstanding	3	3	3
Series B; authorized shares - 100,000 shares; 87,500 shares issued and outstanding	88	88	88
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 15,885,259, 15,885,259 and 13,202,138 shares issued and outstanding	15,885	15,885	13,202
Additional paid-in capital	12,384,985	12,384,985	12,371,612
Deficit accumulated	(17,374,759)	(17,149,549)	(14,574,302)
TOTAL STOCKHOLDERS' DEFICIT	(4,973,798)	(4,748,588)	(2,189,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2	$2	$3,970

The accompanying notes are an integral part of these financial statements F-3

Telco Cuba, Inc.

STATEMENTS OF OPERATIONS

	For the Years ended
	November 30, 2014	November 30, 2013	November 30, 2012
	(Restated)	(Restated)	(Restated)
COST OF OPERATIONS:
Impairment of operating assets	$-	$2,000,000	$-
TOTAL MINERAL PROPERTY EXPENSES	-	2,000,000	-
GROSS LOSS	-	(2,000,000)	-
OPERATING EXPENSES:
General and administrative	362,654	404,717	616,566
Mineral claims maintenance costs	-	-	(250,000)
TOTAL OPERATING EXPENSES	362,654	404,717	366,566
OPERATING LOSS	(362,654)	(2,404,717)	(366,566)
OTHER EXPENSES (INCOME):
Interest Expense	165,766	238,810	115,855
Change in fair value of derivative liability	(303,210)	(68,280)	381,370
Amortization of debt discount	-	-	268,413
TOTAL OTHER (INCOME) EXPENSES	(137,444)	170,530	765,638
NET LOSS	$(225,210)	$(2,575,247)	$(1,132,203)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.17)	$(0.13)
WEIGHTED AVERAGE COMMON
Basic and Diluted	15,885,259	15,227,441	8,709,142

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended November 30, 2014, 2013 and 2012

	Preferred Series A Stock ($.001 par value)		Preferred Series B Stock ($.001 par value)		Common Stock ($.001 par value)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit

Balance, December 1, 2011	3,000	$3	22,000	$22	1,568,780	$1,569	$11,983,437	$(13,442,099)	$(1,457,068)
Issuance of stock for:
Conversion of debentures	-	-	-	-	11,633,358	11,633	224,491	-	236,124
Compensation	-	-	65,500	66	-	-	163,684	-	163,750
Net loss	-	-	-	-	-	-		(1,132,203)	(1,132,203)
Balance, November 30, 2012- (Restated)	3,000	3	87,500	88	13,202,138	13,202	12,371,612	(14,574,302)	(2,189,397)
Issuance of stock for:
Conversion of debentures	-	-	-	-	2,683,121	2,683	13,373	-	16,056

Net loss								(2,575,247)	(2,575,247)
Balance, November 30, 2013- (Restated)	3,000	3	87,500	88	15,885,259	15,885	12,384,985	(17,149,549)	(4,748,588)
Net loss	-	-	-	-	-	-	-	(225,210)	(225,210)
Balance, November 30, 2014- (Restated)	3,000	$3	87,500	$88	15,885,259	$15,885	$12,384,985	$(17,374,759)	$(4,973,798)

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (225,210)	$ (2,575,247)	$ (1,132,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	268,413
Stock issued for compensation	-	-	163,750
Penalty on debenture default	-	-	56,900
Change in fair value of derivative liability	(303,211)	(68,280)	381,370
Impairment of oil & gas interests	-	2,000,000
Mineral claims maintenance costs write off	-	-	(250,000)
Change in operation assets and liabilities:
Decrease in prepaid expenses	-	3,500	417
Increase in accounts payable and accrued expenses	528,221	617,312	401,799
NET CASH USED IN OPERATING ACTIVITIES	(200)	(22,715)	(109,554)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200	21,888	108,700
Proceeds from officer and prior CEO	-	359	925
NET CASH PROVIDED BY FINANCING ACTIVITIES	200	22,247	109,625

NET (DECREASE) INCREASE IN CASH	-	(468)	71
CASH - BEGINNING OF PERIOD	2	470	399

CASH - END OF PERIOD	$ 2	$ 2	$ 470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$-	$-
Cash paid for taxes	$ -	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with conversion of debentures	$ -	$16,056	$236,124
Note issued in connection with oil & gas acquisition	$ -	$2,000,000	$-

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

1.   Nature of Operations and Going Concern

Telco Cuba, Inc. (fka CaerVision Global, Inc. and fka American Mineral Group Minerals Inc.) (the "Company") was incorporated in the State of Nevada on August 10, 2007. Up until June 12, 2015, the company was previously engaged in the exploration, development, and acquisition of mineral properties (Refer to Note 13 - Subsequent Events).

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $225,210 for the year ended November 30, 2014, and has an accumulated deficit of $17,374,759. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.   Significant Accounting Policies

a)   Exploration Stage Company

For all periods presented, the Company was considered to be in the exploration stage. The Company devoted substantially all of its efforts to exploring and identifying mineral properties suitable for development.

b)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

c)   Mineral Property Exploration

The Company was in the exploration stage and had not yet realized any revenue from its planned operations.  Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."  Subsequent to November 30, 2014, the Company determined that pursuing the development of its oil and gas assets was no longer economically feasible.  As a result, the Company recorded an impairment of the assets equal to 100% of their previous carrying value.

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

As of November 30, 2014, the Company only operates in the United States.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2014, 2013 and 2012:

Derivative liabilities

		Fair Value Measurements
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	November 30, 2014	(Level 1)	inputs (Level 2)	inputs (Level 3)

November 30, 2014	$498,942	$-	$-	$498,942
November 30, 2013	$802,153	$-	$-	$802,153
November 30, 2012	$870,433	$-	$-	$870,433

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

Fair Value Measurements (continued)

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2014	November 30, 2013	November 30, 2012
Beginning balance	$802,153	$870,433	$489,063
Derivative liabilities recorded	-	-	-
Derivative liabilities converted	-	-	-
Unrealized (gain) loss attributable due to the change in liabilities	(303,211)	(68,280)	381,370
Ending balance	$498,942	$802,153	$870,433

The fair value of the derivative liabilities was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2014, 2013 and 2012, are reported in other expenses as follows:

	November 30, 2014	November 30, 2013	November 30, 2012
(Gain) Loss on derivative liabilities recorded during the period	$ -	$ -	$ -
Debt discount attributable to derivative liabilities recorded	-	-	-
Derivative liabilities converted during the period	-	-	-
Unrealized (gain) loss attributable due to the change in liabilities	(303,210)	(68,280)	381,370
Net unrealized (gain) loss included in earnings	$ (303,210)	$ (68,280)	$ 381,370

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2014, 2013 and 2012 and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at November 30, 2014, 2013 and 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2014, 2013 and 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

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

For the years ended November 30, 2014, 2013 and 2012, the Company had no revenues to report.

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

l)   Restatement of Previously Issued Financial Statements

The Company has restated its un-audited financial statement for the year ended November 30, 2014, 2013 and 2012 filed on July 8, 2015, July 8, 2015 and July 6, 2015, respectively.  The table below highlights the material changes to the financial statements:

For the year ended November 30, 2014 -
	Balance Per Audited			Balance Previously
	Statements	Adjustments		Reported
Total Other Assets	$ -	$ 2,000,000	(8)	$ 2,000,000
Total Current Liabilities	$ 4,973,800	$ 1,045,380	(1)	$ 3,928,420
Common Stock	$ 15,885	$ 750	(2)	$ 15,135
Additional Paid-in Capital	$ 12,384,985	$ 496,000	(3)	$ 12,880,985
Accumulated Deficit	$ 17,374,759	$ 2,549,880	(4)	$ 14,824,879
Operating Expenses	$ 362,654	$ 10,913	(5)	$ 373,567
Interest Expense	$ 165,766	$ 139,389	(6)	$ 26,377
Change in Fair Value of Derivative Liability	$ 303,210	$ 303,210	(7)	$ -
Net Loss	$ 225,210	$ 121,980		$ 347,190

1)

Change in current liabilities represents an increase in accrued liabilities of $175,806, a decrease in accrued payroll of $21,245, an increase in convertible debentures of $134,000, a decrease in notes payable of $50,000, and an increase in derivative liability of $306,819.

2)

Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.

3)

Change in additional paid-in capital from an increase of $3,750 results from an adjustment for recording the conversion of debentures payable, and a decrease of $499,750 from the reclassification of stock to be issued to notes payable in FY 2013.

4)

Change in accumulated deficit reflects the combination of changes in the year ended November 30, 2014 plus changes of $2,005,554 in 2013 and $666,306 in 2012.

5)

Change in operating expenses reflects and adjustment to general and administrative expenses.

6)

Change in interest expense results from an increase in the amount of recorded debt outstanding during the year.

7)

Change in derivative liability results from properly recording derivative liability expense for the year.

8)

Change in other current assets results from an impairment on the value of the oil and gas lease.

For the year ended November 30, 2013 -
	Balance Per Audited			Balance Previously
	Statements	Adjustments		Reported
Total Other Assets	$ -	$ 2,000,000	(1)	$ 2,000,000
Total Current Liabilities	$ 4,748,590	$ 1,167,360	(2)	$ 3,581,230
Common Stock	$ 15,885	$ 750	(3)	$ 15,135
Additional Paid-in Capital	$ 12,384,985	$ 496,000	(4)	$ 12,880,985
Accumulated Deficit	$ 17,149,549	$ 2,671,860	(5)	$ 14,477,689
Operating Expenses	$ 404,717	$ 16,143	(6)	$ 420,860
Interest Expense	$ 234,577	$ 77,332	(7)	$ 157,245
Change in Fair Value of Derivative Liability	$ 64,047	$ 64,047	(8)	$ -
Net Loss	$ 2,575,247	$ 2,005,554		$ 569,693

1)

Change in other current assets results from an impairment on the value of the oil and gas lease.

2)

Change in current liabilities results from a decrease in accrued expenses of $16,338, a decrease in accrued payroll of $10,332, an increase in convertible debentures of $134,000, a decrease in notes payable of $50,000, and an increase in derivative liability of $610,030.

3)

Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.

4)

Change in additional paid-in capital from an increase of $3,750 results from an adjustment for recording the conversion of debentures payable, and a decrease of $499,750 from the reclassification of stock to be issued to notes payable.

5)

Accumulated deficit adjustment results from the additive effects of a change in net loss for the year ended November 30, 2013 of $2,005,554 and $666,306 in 2012.

6)

Change in operating expenses results from a decrease in reported general and administrative expenses.

7)

Increase in interest expense results from properly calculating interest on debt outstanding.

8)

Increase in change in derivative liability results from properly calculating derivative liability in the years presented.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

For the year ended November 30, 2012 -
	Balance Per Audited			Balance Previously
	Statements	Difference		Reported
Total Current Liabilities	$ 2,193,367	$ 666,306	(1)	$ 1,527,061
Accumulated Deficit	$ 14,574,302	$ 666,306	(2)	$ 13,907,996
Operating Expenses	$ 366,566	$ 3,592	(3)	$ 370,158
Change in Fair Value of Derivative Liability	$ 381,370	$ 669,898	(4)	$ (288,528)
Net Loss	$ 1,132,203	$ 666,306		$ 465,897

1)

Change in current liabilities results from a decrease in accrued expenses of $3,792, a decrease in accrued payroll of $3,300, an increase in convertible debentures of $53,500, a decrease in notes payable of $50,000, and an increase in derivative liability of $669,898.

2)

Accumulated deficit increased due to an increase in the net loss for the year.

3)

Operating expenses decreased due to a reduction in recorded general and administrative expenses.

4)

Change in fair value of derivative liability increased due to proper calculation of derivative expense for the period.

The material changes to the financial statements focused primarily on two areas. First, the Company elected to record a reserve against the value of the oil and gas reserves in 2013, which impacted Current Assets, Net Loss, and Retained Deficit for both 2013 and 2014.  Second, the Company recalculated the fair value of derivative liabilities, which resulted in changes to Liabilities, Net Loss, and Retained Deficit for all periods presented.  The only other material change was to Interest Expense, which was recalculated based on current information, which also affected Net Loss and Retained Deficit.

On a quarterly basis, for the year ended November 2012, the only material change would be to the change in value of the derivative liability, which also impacted Net Loss for the quarters.  For the year ended November 30, 2013, the quarterly reports would only be affected by changes to derivative liability and interest expense, which also impacted the Net Loss and Retained Deficit.  The reserve against the oil and gas assets was recorded during the fourth quarter of fiscal 2013.  During the year ended November 30, 2014, the quarterly balances were affected by changes to interest expense and deferred liability, which were roughly evenly distributed across all quarters.  These changes also impacted Net Loss and Retained Deficit.

m)    Material Equity Instruments

The Company evaluates preferred stock series A, B & C and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of  ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”).

Certain of the Company’s embedded conversion features on debt are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or preferred stock are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

As of November 30, 2014, 2013 and 2012, the Company has recorded a derivative liability of $498,942, $802,153 and $870,433, respectively. This derivative liability is a result of the embedded conversion features of the $375,925 in debt to convert into 236,445,529 shares, at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price, accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

In addition, the Company has issued and outstanding a total of 3,000 shares of Series A Preferred, which is convertible into Common Stock at 1,000:1 and 87,500 shares of Series B Preferred, which is convertible into Common Stock at 5,000:1. Combined, these Preferred Shares could be converted into 440,500,000 shares of Common Stock.  Upon analysis, there was no additional adjustment of the derivative liability required regarding these potential conversions.

n)    Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

o)     Recently Adopted Accounting Pronouncements

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

In February 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.  In June 2015, the Company determined that it was unable to raise sufficient capital to bring the oil and gas properties back into production and agreed to a share exchange agreement with Amgentech, Inc., a telecommunications provider focusing its efforts on the Cuba and Cuban-American market (See Note 13 - Subsequent Events). As a result of this transaction, and the perceived economic uncertainty of being able to sell the oil and gas assets at carrying value, the Company has recorded impairment against the assets as follows:

Working Interest in Grand Chenier oil & gas prospect

$2,000,000

Impairment as of November 30, 2013

 (2,000,000)

Carrying Value as of November 30, 2013

$               -

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

4.   Capital Stock

a)   Authorized

On March 12, 2012 the Authorized Capital was increased to 2,500,000,000 shares of common stock, par value $0.001.  On March 31, 2013, the company executed a 1:125 reverse split.  At the same time, the authorized common was set to 500,000,000 shares. All references to common stock in these financial statements have been retroactively adjusted to reflect the reverse split.

As of November 30, 2014, authorized capital stock consists of:

500,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred shares with a par value of $0.001 per share

b)   Share Issuances

For the year ended November 30, 2012:

•

The Company issued 11,633,358 shares of common stock in connection with the conversion of $236,124 of convertible debentures and accrued interest.

•

The Company issued 65,500 shares of Series B preferred stock as compensation to officers and directors.

For the year ended November 30, 2013:

•

The Company issued 2,683,121 shares of common stock in connections with the conversion of $16,056 of convertible debentures and accrued interest.

•

The Company is obligated to issue 250,000 shares of Series C preferred stock, valued at $500,000, as part of the acquisition cost of its interest in the Grand Chenier oil & gas prospect.

There were no share issuances of capital stock in the fiscal year ended November 30, 2014.

c) Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized of which 300,000 shares were designated in three series as follows:

•

 Series A Convertible Preferred Stock (the “Series A Preferred”):

o

Par Value: $0.001

o

Authorized Shares: 100,000

o

Issued and outstanding: 3,000

o

Convertible into Common Stock: 1,000:1

•

Series B Convertible Preferred Stock (the “Series B Preferred”):

o

Par Value: $0.001

o

Authorized Shares: 100,000

o

Issued and outstanding: 87,500  as of 11/30/14

o

Convertible into Common Stock: 5,000:1

The Company Preferred Stock has liquidation rights as follows:  The Series A Preferred is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B Preferred is senior in liquidation preference to all series or classes of capital stock other than the Series A Preferred.

Issuance of Preferred Stock

There were no issuances or redemptions of Preferred Stock Series A during the fiscal years ended November 30, 2014, 2013 and 2012.

There were 65,500 issuances of Preferred Stock Series B during the fiscal year ended November 30, 2012 and none during the years ended November 30, 2013 and 2014.

d) Warrants and Options

For the year ended November 30, 2015, 2014 and 2013, there are no outstanding stock options and warrants.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits as of November 30, 2014, 2013 or 2012.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

6.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended November 30,	2014	2013	2012
Income tax benefit at Federal statutory rate of 35%	$78,824	$901,336	$396,271
State Income tax benefit, net of Federal effect	11,261	128,762	56,610
Permanent differences	121,284	27,312	(152,548)
Change in valuation allowance	(211,368)	(1,057,411)	(300,333)
	$-	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at November 30	2014	2013	2012

Net Operating losses	$6,676,400	$6,468,400	5,412,400
Asset Impairment	-	2,000,000	-
Valuation allowance	(6,676,400)	(8,468,400)	(5,412,400)
	$-	$-	$-

At November 30, 2014 the Company has available net operating losses of approximately $6,676,400 which may be carried forward to apply against future taxable income. These losses will expire in 2034. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

7.    Convertible Debentures

As of November 3, 2014, 2013 and 2012, the Company has issued and outstanding, convertible debt totaling $375,925, $375, 925, and $306,950, which were issued and held by unrelated third parties.  As of November 30, 2014, these debts were all due on demand, bear interest at the rates between 8% and 12%per annum, and are convertible at a discount to the stocks market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion.  Combined, these convertible instruments can be converted into 166,457,353 and 177,427,343 shares of common stock as of November 30, 2014 and 2013, respectively, and 39,330,275 (as adjusted for the April 2013 reverse split of 1:125) shares as of November 30, 2012.  During the years ended November 30, 2013 and 2012 the Company issued a total of 2,683,121 shares on the conversion of $16,056, and 11,633,358 on the conversion of $236,124 convertible debentures and accrued interest, respectively.

The following table provides a summary of the changes in the Company’s convertible notes, as of November 30, 2014, 2013 and 2012:

	November 30, 2014	November 30, 2013	November 30, 2012
Prior year balance forward	$ 375,925	$ 306,950	$ 340,805
Issuance of new convertible notes	-	-	-
Reclass from loan payable into convertible loan payable	-	-	134,720
Unamortized debt discount	-	-	-
Conversion of intest to convertible note	-	85,000	-
Penalty on defaulted debentures	-	-	53,750
Conversion of notes	-	(16,025)	(222,325)
Balance at November 30 (Restated)	$ 375,925	$ 375,925	$ 306,950

For the years ended November 30, 2014, 2013, and 2012, interest expense attributable to convertible debentures was $18,167, $103,260, and $75,218, while accrued interest was $56,314, $38,147, and $29,887, respectively.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

8.

Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for convertible debentures issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to variable % of the "market price" at the time of conversion, as a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.

During the years ended November 30, 2014, 2013 and 2012, the Company issued convertible preferred stock and notes with embedded conversion features and the Company did not, at the date of issuance of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

At November 30, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	November 30, 2014	November 30, 2013	November 30, 2012
(1) dividend yield	0%	0%	0%
(2) expected volatility	377.67%	571.39%	450.94%
(3)weighted average risk-free interest rate	4%	5%	11% to 13%
(4) expected life	0.25 year	0.25 year	0.25 to 0.92 year
(5)estimated fair value of the Company’s common stock per share	$ 0.004	$ 0.005	$ 0.0002

There were no new convertible debentures issued during the fiscal years ended November 30, 2014, 2013 and 2012.

The following table represents the Company’s debt derivative liability activity for the year ended:

	November 30, 2014	November 30, 2013	November 30, 2012
Beginning balance	$802,153	$870,433	$489,063
Derivative liabilities recorded	-	-	-
Derivative liabilities converted	-	-	-
Unrealized (gain) loss attributable due to the change in liabilities	(303,211)	(68,280)	381,370
Ending balance	$498,942	$802,153	$870,433

For the years ended November 30, 2014, 2013 and 2012, the Company recorded a derivative liability in the amount of $498,942, $802,153, and $870,433, respectively. This derivative liability is a result of the embedded conversion features of the debt to convert into 236,445,529 shares, at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

9.

Notes Payable

During the year ended November 30, 2014 the Company borrowed $200, from a non-affiliated accredited investor, bringing the total notes payable to $1,733,332.  The Notes carry interest at a rate of 15% per year and are due on demand.

During the year ended November 30, 2013, the Company borrowed $21,888 from a non-affiliated accredited investor. The Note carries interest at a rate of 15% per year and is due on demand.  The Company also issued a note on April 27, 2013 in the amount of $1,500,000 associated with the purchase of the Grand Chenier lease. The note was issued to the seller of the asset, bears interest at 8% per annum and is due five years from the date of issuance.

Between December 2011 and November 2012, the Company borrowed $108,700 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per year and are due on demand.

As of November 30, 2014, 2013 and 2012, total Notes Payable were $1,733,332, $1,733,132 and $211,244, respectively.

The following table provides a summary of the changes in the Company’s notes payables, as of November 30, 2014, 2013 and 2012:

	November 30, 2014	November 30, 2013	November 30, 2012
Prior year balance forward	$ 2,233,132	$ 211,244	$ 233,014
Issuance of notes– net	200	2,021,888	108,700
Reclass from loan payable into convertible loan payable	-	-	(130,470)
Unamortized debt discount	-	-	-
Conversion of notes	-	-	-
Balance at November 30 (Restated)	$ 2,233,332	$ 2,233,132	$ 211,244

For the years ended November 30, 2014, 2013, and 2012, interest expense attributable to notes payable was $146,762, $125,118, and $37,850, while accrued interest was $327,088, $180,326, and $37,850, respectively.

10.

Related party transactions

Our officers have from time to time lent money to the Company.  At November 30, 2014, 2013 and 2012, they had a balance owed to them of $1,384, $1,384, and $1,025, respectively.  The balances do not bear interest and are due on demand.

11.

Commitments and Contingencies

A consulting agreement between the Company and Internet Marketing Solutions, Inc. (IMS) provides that IMS will receive a Consulting Fee of ten percent (10%) of the gross value of any project introduced by IMS including cash, stock and stock purchase warrants.  As of November 30, 2014, there were no transactions consummated that would have triggered such payment and none are currently contemplated.

The consulting agreement between the Company and Internet Marketing Solutions, Inc. has been terminated under the clauses stipulated in the contract as of November 9th 2015.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2014, 2013 and 2012

12.

Employment Contracts

In September 2010, the Company entered into five-year Employment Contracts with its three employees.  Below is a summary of the basic terms of the Agreements:

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

•

Bonus provision if and when the Company reaches profitability

•

Other normal benefits provided such as health insurance as negotiated by the Company

In June 2015, as part of the share exchange agreement with Amgentech (See Note 13 - Subsequent Events), each of these employment agreements was terminated with mutual consent, and without further recourse or obligation by the Company.

In July 2015, the Company entered into a 5-year employment contract with William Sanchez, the Company’s chairman and Chief Executive Officer.  Under the terms of the agreement, the Company is to compensate Mr. Sanchez $16,667 per month in addition to providing medical and dental insurance and an automobile allowance of $350 per month.

13.

Subsequent Events

The Company evaluated subsequent events through the date this filing was completed, noting the following:

On January 26, 2015, the Company acquired Vitall, Inc. a company which has developed and is marketing a Smartwatch dedicated to the burgeoning health and wellness industry which offers a telephone, a blood pressure monitor, a heart rate monitor, fitness application, and has an emergency help button.  Under the terms of the Agreement, the Company agreed to a share exchange in which:

  Settlements with various debt holders in which prior officers, directors, preferred shareholders, and current common shareholders would receive twenty-five percent (25%) of the post-merger issued and outstanding shares; and
  Vitall, Inc. shareholders would receive seventy-five percent (75%) of the post-merger issued and outstanding shares.
  The Company changed its name to CaerVision Global, Inc.

On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.  As a result, the name CaerVision Global, Inc. was surrendered back to its original owner.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Amgentech and was recorded at the historical cost basis of Amgentech, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Amgentech, historical operations of Amgentech and operations of the Company from the closing date of the Share Exchange.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

Subsequent to November 30, 2014, the Company converted a total of $42,585 in convertible debt and accrued interest owed to unaffiliated third party accredited investors into 10,302,905 shares of restricted common stock.

Between February 2015 and October 28, 2015, the Company issued 72,780,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 14,556 shares of Preferred Series B Shares.

The Company issued 12,130,729 shares of restricted common stock on the conversion of $19,373 in notes payable held by unaffiliated third parties.

The Company issued 4,007,146 shares of restricted common stock to third parties for services rendered valued at $5,000.

In July 2015, the Company entered into an agreement with Next Group Holdings pursuant to which Next Group agreed to provide a virtual call processing platform for telecommunications, a web portal and sales portal.  In exchange, the Company agreed to pay $50,000 and use Next Group as its provider for local and international voice, data, and text services as part of its operational platform.

On September 4, 2015, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO in exchange for services rendered to the Company.  The Series C Preferred are non-convertible and have voting rights equal to 10,000 votes of common stock per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Telco Cuba, Inc.
Date: November 30, 2015	By: /s/ William Sanchez William Sanchez, Chief Executive Officer
Date: November 30, 2015	By: /s/ William Sanchez William Sanchez, Chief Financial Officer, Secretary, and Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: November 30, 2015	/s/ William J Sanchez William J Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer

Date: November 30, 2015	/s/ Linnette Miller Linnette Miller	Director
Date: November 30, 2015	/s/ Maria Beatriz Anez Director Maria Beatriz Anez