Form 10-Q/A
period 2015-02-28
TELCO CUBA, INC..
filed 2015-12-21
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A - Amendment 2

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

2001 Hollywood Blvd, Suite 202, Hollywood, FL 33020 305-747-7647
(Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

N.A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ?  No ?

The number of shares of Common Stock held by non-affiliates, as of December 17, 2015 was 123,106,039 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $320,075.70 based on the closing price of the Registrant's common stock of $0.0026 on November 23, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at December 17, 2015: 123,106,039

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-K for the year ended February 28, 2015 (the "Form 10Q"), originally filed with the U.S. Securities and Exchange Commission on June 26, 2015 is to correct the financial statements and accompany notes to reflect changes in opening balances resulting from the audits of the financial statements for the years ended November 30, 2014, 2013 and 2012, which have been filed on Form 10-K/A.

Aside from correcting this statement, some minor wording corrections regarding the oil & gas operations, and correcting the Interactive Data Files (XBRL) no other changes have been made to the Form 10-Q.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELCO CUBA, INC

(Unaudited)

TELCO CUBA, INC.

CONDENSED BALANCE SHEETS

ASSETS
	February 28, 2015	November 30, 2014
	(Unaudited) (Restated)	(Restated)
CURRENT ASSETS:
Cash	$ 2	$ 2

TOTAL CURRENT ASSETS	2	2

ASSETS HELD FOR SALE
Working Interest in Grand Chenier oil & gas prospect	-	-
Oil field equipment	-	-
TOTAL ASSETS HELD FOR SALE	-	-

TOTAL ASSETS	$ 2	$ 2

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,909	$ 101,390
Accrued expenses	498,170	447,402
Accrued payroll	1,297,949	1,297,949
Convertible debentures (net of debt discount of $0 and $0)	350,260	375,925
Notes payable (net of debt discount of $0 and $0)	2,233,332	2,233,332
Other payables	15,946	17,476
Due to officers	1,384	1,384
Derivative liability	737,114	498,942
TOTAL CURRENT LIABILITIES	5,234,064	4,973,800

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 3,000 issued and outstanding	3	3
Series B Preferred Stock, $.001 par value; authorized shares - 100,000 shares; 85,968 and 87,500 issued and outstanding	86	88
Common stock, $.001 par value; authorized shares - 500,000,000 shares; 29,285,565 and 15,885,259 shares issued and outstanding	29,286	15,885
Additional paid-in capital	12,397,251	12,384,985
Deficit accumulated	(17,660,688)	(17,374,759)
TOTAL STOCKHOLDERS' DEFICIT	(5,234,062)	(4,973,798)

	$ 2	$ 2

See notes to unaudited condensed financial statements
F-1

TELCO CUBA, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	February 28, 2015	February 28, 2014
	(Restated)	(Restated)
OPERATING EXPENSES:
General and administrative	$ -	$ 92,202
Foreign exchange (gain) loss	(3,011)	(1,536)
TOTAL OPERATING (INCOME) EXPENSES	(3,011)	90,666

OPERATING LOSS	(3,011)	(90,666)
OTHER EXPENSE:
Interest Expense	50,769	45,714
Change in fair value of derivative liability	238,172	194,344
NET LOSS	$ (285,930)	$ (330,724)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	18,336,663	15,885,259

See notes to unaudited condensed financial statements
F-2

TELCO CUBA, INC.

CONDENSED STATEMENTS OF CASH FLOWS Unaudited

For the three months ended
	February 28,	February 28,
	2015	2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (285,930)	$ (330,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	238,172	194,344
Change in operation assets and liabilities:
Decrease in accounts payable and accrued expenses	47,758	136,380
NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF PERIOD	2	2

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conversion of debentures	$ 25,665	$ -

See notes to unaudited condensed financial statements
F-3

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

Note 1 - Nature of Operations and Going Concern

General

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2015 and the results of operations and cash flows for the three month periods ended February 28, 2015 and 2014. The financial data and other information disclosed in the notes to the interim condensed financial statements related to these periods are unaudited. The results for the three-month period ended February 28, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2015.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended November 30, 2014, included in the Company’s annual report on Form 10-K/A filed with the SEC on November 30, 2015.

The condensed financial statements as of November 30, 2014 have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

Telco Cuba Inc., (the "Company") was incorporated in the State of Nevada on August 10, 2007 under the name American Mineral Group, Inc. On January 9, 2015, the outstanding shareholders of the Company voted to change the name of the Company from American Mineral Group, Inc. to CaerVision Global, Inc. in order to better reflect the planned change in the Company’s future operations.

On January 26, 2015, the Company entered into a stock purchase definitive agreement with Vitall, Inc., a Delaware corporation, whereby the Company agreed to issue 15,000,000 shares of common stock for 100% of the issued and outstanding capital of Vitall, Inc. On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.  As a result, the name CaerVision Global, Inc. was surrendered back to its original owner.

In the fiscal years ended November 30, 2014 and 2013, and for the quarters ended February 28, 2015 and 2014, the Company was engaged in the exploration, development, and acquisition of mineral properties. As a subsequent event to these financial statements, on June 12, 2015 the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company. The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. At the same time, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $285,930 for the three months ended February 28, 2015, and has an accumulated deficit of $17,660,688.

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

The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles.

b)    Basic and Diluted Loss Per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

At February 28, 2015, the Company has convertible notes outstanding totaling $350,260 which if converted at current market prices would result in 155,763,603 new dilutive common shares. The Company also has 3,000 shares of Preferred A and 85,968 shares of Preferred B which if converted would result in 432,840,000 new dilutive common shares.

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

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of February 28, 2015 and November 30, 2014:

		Fair Value Measurements at February 28, 2015
	Total Carrying Valued at February 28, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$737,114	$-	$-	$737,114

		Fair Value Measurements at November 30, 2014
	Total Carrying Value at November 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$498,942	$-	$-	$498,942

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	February 28, 2015	November 30, 2014
Beginning balance	$ 498,942	$ 802,153
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized loss (gain) attributable to the change in liabilities still held	238,172	(303,211)
Ending balance	$ 737,114	$ 498,942

The fair value of the derivative liability at February 28, 2015 and November 30, 2014, totaling $737,114 and $498,942, respectively, was calculated using the Black-Scholes Option Pricing model. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the three months ended February 28, 2015 and 2014, are reported in other expenses as follows:

	February 28, 2015	February 28, 2014
(Gain) Loss on derivative liabilities recorded during the period	$ -	$ -
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized loss (gain) attributable to the change in liabilities still held	238,172	194,344
Net unrealized loss (gain) included in earnings	$ 238,172	$ 194,344

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

d)   Income Taxes

The Company accounts for income taxes under ASC Topic 740, formerly SFAS No. 109, Accounting for Income Taxes, as clarified by ASC Topic 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of ASC Topic 740, formerly FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by ASC Topic 450, formerly FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC Topic 740, formerly FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, formerly FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is subject to income taxes in the U.S. federal jurisdiction and that of South Africa. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before April 1, 2007.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

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

Through February 28, 2015, the Company had no revenues to report.

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

h) Foreign Currency Transaction Gains and Losses

The Company’s principle operations are located in the United States through it has some prior liabilities in Canadian dollars.  Accordingly, the Company has used the balance sheet conversion rate to adjust the foreign currency liability and therefor has recorded a foreign currency transaction gain or loss. Cumulative differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet and recorded as a component of comprehensive loss on the income statement.

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

m) Restatement of Previously Issued Financial Statements

The Company has restated its un-audited financial statement for the quarters ended February 28, 2015 and 2014, respectively.  The table below highlights the material changes to the financial statements:

For the quarter ended February 28, 2015 –

	Balance Per Adjusted Statements	Adjustments		Balance Previously Reported
Total Other Assets	$ -	$ 2,000,000	(8)	$ 2,000,000
Total Current Liabilities	$ 5,234,064	$ 1,317,535	(1)	$ 3,916,529
Common Stock	$ 29,286	$ 5,850	(2)	$ 23,436
Additional Paid-in Capital	$ 12,397,251	$ 501,099	(3)	$ 12,898,350
Accumulated Deficit	$ 17,660,688	$ 2,814,412	(4)	$ 14,846,276
Operating Expenses	$ (3,011)	$ 3,011	(5)	$ -
Interest Expense	$ 50,769	$ 33,984	(6)	$ 16,785
Change in Fair Value of Derivative Liability	$ 238,172	$ 238,172	(7)	$ -
Net Loss	$ 285,930	$ 269,145		$ 16,785

1)

  Change in current liabilities represents an increase in accrued liabilities of $209,789, a decrease in accrued payroll of $21,245, an increase in convertible debentures of $134,000, an increase in notes payable of $450,000, and an increase in derivative liability of $544,991.
  Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.
  Change in additional paid-in capital reflects the reclassification of preferred stock issuable as note payable.
  Change in accumulated deficit reflects the combination of changes in the quarter ended February 28, 2015, the year ended November 30, 2014 plus changes of $2,545,267.
  Change in operating expenses reflects the reclassification of foreign exchange loss to general and administrative expenses.
  Change in interest expense results from an increase in the amount of recorded debt outstanding during the year.
  Change in derivative liability results from properly recording derivative liability expense for the year.
  Change in other current assets results from an impairment on the value of the oil and gas lease.

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

For the quarter ended February 28, 2014 –

	Adjusted Balance	Adjustments		Previously Reported
Total Other Assets	$ -	$ 2,000,000	(3)	$ 2,000,000
Total Current Liabilities	$ 5,079,313	$ 1,359,219	(7)	$ 3,720,094
Common Stock	$ 15,885	$ 750	(6)	$ 15,135
Additional Paid-in Capital	$12,384,985	$ (496,000)	(4)	$12,880,985
Accumulated Deficit	$17,480,272	$ 2,863,719	(5)	$14,616,553
Operating Expenses	$ 92,202	$ 2,485	(1)	$ 94,687
Change in Fair Value of Derivative Liability	$ 194,344	$ 194,344	(2)	$ -
Net Loss	$ 330,724	$ 191,859		$ 138,865

1)       Change in operating expenses reflects the reclassification of foreign exchange loss to general and administrative expenses.

2)       Change in derivative liability results from properly recording derivative liability expense for the year.

3)       Change in other current assets results from an impairment on the value of the oil and gas lease.

4)       Change in additional paid-in capital reflects the reclassification of preferred stock issuable as note payable.

5)       Change in accumulated deficit reflects the combination of changes in the quarter ended February 28, 2014, the year plus changes of $2,005,554 in 2013 and $666,306 in 2012.

6)       Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.

7)       Change in current liabilities represents an increase in accrued liabilities, an increase in notes payable, and an increase in derivative liability.

n) Material Equity Instruments

The Company evaluates preferred stock series A, B & C and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts.  SEC staff guidance permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of several ways: contracts may be evaluated based on (1) earliest issuance date (2) earliest maturity date, (3) latest issuance date, (4) latest maturity date or (2) equally to all instruments on a pro-rata basis. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or preferred stock are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

As of February 28, 2015 and 2014, the Company has recorded a charge for the derivative liability of $238,172 and $194,344, respectively. This derivative liability is a result of the embedded conversion features of the $350,260 in debt to convert into 155,763,603 shares, at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand, the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

In addition, the Company has issued and outstanding a total of 3,000 shares of Series A Preferred, which are convertible into Common Stock at 1,000:1 and 85,968 shares of Series B Preferred, which are convertible into Common Stock at 5,000:1. Combined, these Preferred Shares could be converted into 432,840,000 shares of Common Stock.  However, 50,888 shares of Series B preferred are held by the Company’s chief executive and are subject to a lock up agreement that precludes their conversion. Upon analysis, there was no additional adjustment of the derivative liability required regarding these potential conversions.

Note 3 - Mineral Property

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

As a result of the share exchange agreement with Telco Cuba in June 2015, the Company has determined that the oil and gas assets no longer fit with the long-term business strategy and the Company is, accordingly, seeking a suitable buyer for these assets.  In prior years, the Company recorded a 100% reserve against the value of the mineral assets given the probability of being able to bring these assets into production.

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

Note 4 -   Capital Stock

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

In the three months ended February 28, 2015, the Company issued a total of 13,400,306 shares of common stock, as follows:

•

5,740,306 common shares in connection with the conversion of $25,665 of convertible debentures.

•

7,660,000 common shares in connection with the conversion of 1,532 shares of Series B preferred stock.

Note 5 - Convertible Debentures

There were no new convertible debentures issued in the three months ended February 28, 2015 or in the fiscal year ended November 30, 2014.

As of February 28, 2015, these debts were all due on demand, bear interest at the rates between 8% and 12%per annum, and are convertible at a discount to the stocks market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion.  Combined, these convertible instruments can be converted into 155,763,603 and 166,457,353 shares of common stock as of February 28, 2015 and November 30, 2014, respectively. In the three months ended February 28, 2015, Asher Enterprises, a holder of convertible debentures, converted $25,665 of principle and interest into 5,740,306 shares of our common stock.

As of February 28, 2015 and November 30, 2014, the Company has convertible debenture balances of $350,260 and $375,925.

Note 6 - Derivative Liabilities

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

As of February 28, 2015, the Company had convertible preferred stock and notes with embedded conversion features and the Company did not, at the date of valuation of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

At February 28, 2015 and November 30, 2014, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	February 28, 2015	November 30, 2014
(1) dividend yield	0%	0%
(2) expected volatility	423.25%	377.67%
(3) weighted average risk-free interest rate	2%	4%
(4) expected life	0.25 year	0.25 year
(5) the Company’s common stock price per share	$ 0.011	$ 0.004

There were no new convertible debentures issued in the three months ended February 28, 2015 or in the fiscal year ended November 30, 2014. The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model.

At February 28, 2015, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into in previous years.  As of February 28, 2015, the derivative liability was $737,114.

The following table represents the Company’s debt derivative liability activity for the periods presented:

	February 28, 2015	November 30, 2014
Beginning balance	$ 498,942	$ 802,153
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized loss (gain) attributable to change in liabilities	238,172	(303,211)
Ending balance	$ 737,114	$ 498,942

The derivative liability results from the embedded conversion features of the debt to convert into 155,763,603 shares at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

Note 7 - Notes Payable

As of February 28, 2015 the Company borrowed from a non-affiliated accredited investor of $233,331.  The Notes carry interest at a rate of 15% per annum and are due on demand.

The Company also issued a note on April 27, 2013 in the amount of $1,500,000 associated with the purchase of the Grand Chenier lease. The note was issued to the seller of the asset, bears interest at 8% per annum and is due five years from the date of issuance. As of February 28, 2015 the outstanding balance was $1,500,000.  The Notes carry interest at a rate of 8% per annum and is due five years from the date of issuance.  Further, the company also had accrued payable of $500,000 associated with the purchase of the Grand Chenier lease.

As of February 28, 2015 and November 30, 2014, the Company had total notes payable of $2,233,332 and $2,333,332 outstanding, respectively, which was owed to unrelated third parties.

Telco Cuba, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

For the periods Ended February 28, 2015 and 2014

(Unaudited)

Note 8 - Related party transactions

Our officers have from time to time lent money to the Company. At both February 28, 2015 and November 30, 2014, they had a balance owed to them of $1,384 collectively.  The balances do not bear interest and are due on demand.

Note 9 - Subsequent Events

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

Subsequent to February 28, 2015, the Company converted a total of $16,920 in convertible debt and accrued interest owed to unaffiliated third party accredited investors into 4,562,599 shares of restricted common stock.

Subsequent to February 28, 2015, the Company issued 73,120,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 14,624 shares of Series B preferred stock.

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

Business History

The Company (fka CaerVision Global, Inc. fka American Mineral Group Inc.) (the "Company") was incorporated under the laws of the State of Nevada on August 10, 2007. On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

The Company was an early stage Mining and Exploration Company throughout the fiscal year ended November 30, 2014 and early 2015, seeking to acquire, develop, and manage various oil, gas, and mineral properties and resources.  In August 2009, the Company entered into an agreement to acquire the mineral rights to 331 unpatented lode mining claims known as the Conglomerate Mesa, located in Inyo County, California.  In March 2011, the Company added an additional 217 unpatented lode mining claims.  In fiscal year 2012, the Company determined that the effort and cost of developing these claims required more resources that could be more effectively used on other opportunities, and abandoned the Conglomerate Mesa project.  In February 2013, the Company acquired a 28% Working Interest in the Grand Chenier oil and gas prospect in Louisiana.  The property contains an estimate 9.0 million barrels of oil and was in production until approximately 2009 when the then operator failed to manage the interests and certain repairs were not made leading to the cessation of production.

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

Overview

Amgentech is a Florida based Corporation engaged in the business of providing technology solutions, integrating and building technology infrastructure and software and website development.  Amgentech, Inc. also offers managed co-loacted and leased servers.  Orignially founded in 2001, Amgentech, Inc. has been providing Internet based solutions, VoIP infrastructure and consulting services for over 14 years to diverse clients in the United States of America, the countries of El Salvador, Nicaragua, Costa Rica, Panama, Columbia, and Venezuela. Amgentech, Inc. continues to provide these same services, in addition to providing the technical and Internet know how to implement the technological vision that is envisioned for Telco Cuba, Inc., Amgentech will be the sole technical services provider.

Principal Products

Telco Cuba, Inc. offers telecommunication services and equipment, including mobile phones, mobile voice service, VoIP service, and calling cards.  The services and devices initially offered will be for consumption solely in The United States of America.  Telco Cuba, Inc. has positioned itself to offer low cost mobile cell phone service/plans in The United States. Telco Cuba, Inc. will offer prepaid service/plans that include predefined minute/unlimited minute plans. Telco Cuba, Inc. is positioning itself to enter the telecommunications market in Cuba once able to.

Our Market

The Company targets the US and Cuban markets.

Results of operations for the three months ended February 28, 2015 and 2014

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Quarterly Report on Form 10Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-Q or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.  For all periods presented, the results of operations are those of American Mineral Group exclusive of Amgentech.

Revenue

There were no revenues for the three months ended February 28, 2015, and February 28, 2014.

Operating Expenses

Operating expenses for the three months ended February 28, 2015 consisted of $3,011 in foreign exchange increases compared to $1,536 for the three months ended February 28, 2014.  In addition, in 2014, the Company incurred $92,202 in general and administrative expenses compared to $0 in 2015. There were no General & Administrative expenses in 2015 as the Company’s operations consisted principally of trying to raise capital.

 Interest Expense:

Interest expense for the three months ended February 28, 2015, was $50,769, and is derived from the convertible debentures and notes payable carried by the Company. For the three months ended February 28, 2014, the interest expense was $45,714 and is also based on the debt carried by the Company.

Net Loss:

Net Loss for the three months ended February 28, 2015, was $285,930 compared to a loss of $330,724 for the three months ended February 28, 2014.  The biggest component of the 2015 loss was $238,172 resulting from the change in the fair value of the derivative liability.  The loss in 2014 was principally comprised of $92,202 in general and administrative expenses, $194,344 in derivative liability charges, and $45,714 in interest expense.

Liquidity and Capital Resources

As of February 28, 2015, the company had total current assets of $2 and total current liabilities of $5,234,064 for a net working capital deficit of $5,234,062. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.

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

•

Our ability to raise additional funding;

•

Our ability to identify and successfully negotiate the acquisition of potential properties or assets; and

•

If such opportunities or businesses acquired will be profitable.

Due to the Company’s lack of operating history and present inability to generate revenues, the Company’s independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2014 indicating substantial doubt about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

The Company’s internal sources of liquidity will be loans that may be available from management. Although the Company has no written arrangements with its management, The Company expects that the officers may provide the Company with nominal liquidity, when and if it is required.

There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary, it will fail to execute its future plan of operations which are to pursue telecom opportunities in the newly emerging Cuban market.

Operational Activities

The Company had no cash used in operating activities for the three months ended February 28, 2015 and 2014.

Investing Activities

The Company had no cash used in investing activities for the three months ended February 28, 2015 and 2014.

Financing Activities

The Company had no cash provided in financing activities for the three months ended February 28, 2015 and 2014.

The Company may not have sufficient resources to fully develop or expand its business unless it is able to raise additional financing. The Company can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. The failure to raise capital when needed, will adversely affect our business, financial condition and results of operations, and could force the Company to reduce or cease operations.

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

Going Concern

The Company has a working capital deficiency of $5,234,062 and accumulated deficit of $17,660,688 as of February 28, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

 Income Taxes. As part of the process of preparing our financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, disclosure controls and procedures were not effective:

•

to give reasonable assurance that the information required to be disclosed in reports that are file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•

to ensure that information required to be disclosed in the reports that are file or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

This assessment is due in part to the Company’s inability to file its annual and quarterly reports on a timely basis. The Company has, since the share exchange, engaged consultants specializing in financial statement preparation and SEC reporting to assist with preparing and filing the required forms in a timely and accurate manner.  Continued compliance will, in part, depend on the Company having sufficient capital to engage independent auditors to review and audit its financial statement filings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following issuances of stock during the quarter ended February 28, 2015:

In the three months ended February 28, 2015, the Company issued a total of 13,400,306 shares of common stock, as follows:

•

5,740,306 common shares in connection with the conversion of $25,665 of convertible debentures.

•

7,660,000 common shares in connection with the conversion of 1,532 shares of Series B preferred stock.

Subsequent to February 28, 2015, the Company had the following stock issuances:

•

the Company converted a total of $16,920 in convertible debt and accrued interest owed to unaffiliated third party accredited investors into 4,562,599 shares of restricted common stock.

•

the Company issued 73,120,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 14,624 shares of Series B preferred stock.

•

the Company issued 12,130,729 shares of restricted common stock on the conversion of $19,373 in notes payable held by unaffiliated third parties.

•

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

•

The Company changed its name to CaerVision Global, Inc.

On March 17, 2015, Vitall, Inc. terminated the merger agreement due to non-performance on the part of the Company.  As a result, the name CaerVision Global, Inc. was surrendered back to its original owner.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.  On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. Concurrent therewith, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

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

Telco Cuba Inc.
Date: December 21, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: December 21, 2015	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: December 21, 2015	/s/ William Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William Sanchez