Form 10-Q/A
period 2015-05-31
TELCO CUBA, INC..
filed 2015-12-30
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A - Amendment 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2015
☐	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53157

Telco Cuba Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0546544 (I.R.S. Employer Identification No.)

2001 Hollywood Blvd, Suite 202, Hollywood, FL 33020 305-747-7647
(Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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

The number of shares of Common Stock held by non-affiliates, as of December 28, 2015 was 123,106,039 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $344,697 based on the closing price of the Registrant's common stock of $0.0028 on December 24, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at December 28, 2015: 123,106,039

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 (the "Form 10Q"), originally Amendment No.1 filed with the U.S. Securities and Exchange Commission on July 10, 2015 is to correct the financial statements and accompany notes to reflect changes in opening balances resulting from the audits of the financial statements for the years ended November 30, 2014, 2013 and 2012, which have been filed on Form 10-K/A.  Management also elected to write off certain payables and other short term liabilities owed to former officers and directors that had been forgiven.

Aside from correcting this statement, some minor wording corrections regarding the oil & gas operations, and correcting the Interactive Data Files (XBRL) no other changes have been made to the Form 10-Q.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

(Unaudited)

TELCO CUBA, INC. (fka CaerVision Global, Inc. fka American Mineral Group Inc.)

CONDENSED BALANCE SHEETS

ASSETS
	May 31, 2015	November 30, 2014
	(Unaudited) (Restated)	(Restated)
CURRENT ASSETS:
Cash	$ 2	$ 2

TOTAL CURRENT ASSETS	2	2

ASSETS HELD FOR SALE
Working Interest in Grand Chenier oil & gas prospect	-	-
Oil field equipment	-	-
TOTAL ASSETS HELD FOR SALE	-	-

TOTAL ASSETS	$ 2	$ 2

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 99,983	$ 101,390
Accrued expenses	518,477	447,402
Accrued payroll	1,297,949	1,297,949
Convertible debentures (net of debt discount of $0 and $0)	336,810	375,925
Notes payable (net of debt discount of $0 and $0)	2,233,332	2,233,332
Due to former CEO	16,022	17,476
Other payables	1,384	1,384
Derivative liability	921,814	498,942
TOTAL CURRENT LIABILITIES	5,425,771	4,973,800

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value; authorized shares - 100,000 shares; 3,000 issued and outstanding	3	3
Series B Preferred Stock, $0.001 par value; authorized shares - 100,000 shares; 83,480 and 87,500 issued and outstanding	83	88
Common stock, $0.001 par value; authorized shares - 500,000,000 shares; 46,288,164 and 15,885,259 shares issued and outstanding	46,288	15,885
Additional paid-in capital	12,395,256	12,384,985
Deficit accumulated	(17,867,399)	(17,374,759)
TOTAL STOCKHOLDERS' DEFICIT	(5,425,769)	(4,973,798)

	$ 2	$ 2

See notes to unaudited condensed financial statements
F-1

TELCO CUBA, INC. (fka CaerVision Global, Inc. fka American Mineral Group Inc.)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended		For the six months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING EXPENSES:
General and administrative	$ -	$ 93.291	$ -	$ 185,493
Foreign exchange loss (gain)	148	748	(2,863)	(788)
TOTAL OPERATING EXPENSES	148	94,039	(2,863)	184,705

OPERATING (LOSS) INCOME	(148)	(94,039)	2,863	(184,705)
OTHER EXPENSE:
Interest Expense	21,862	46,316	72,631	92,030
Change in fair value of derivative liability	184,700	(67,943)	422,872	126,401
NET LOSS	$ (206,710)	$ (72,412)	(492,640)	(403,136)

BASIC AND DILUTED - LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	39,367,886	15,885,259	28,967,831	15,885,259

See notes to unaudited condensed financial statements
F-2

TELCO CUBA, INC. (fka CaerVision Global, Inc. fka American Mineral Group Inc.)

CONDENSED STATEMENTS OF CASH FLOWS Unaudited

For the six months ended
	May 31, 2015	May 31, 2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (492,640)	$ (403,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	422,872	126,401
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	69,768	276,735
NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF PERIOD	2	2

CASH - END OF PERIOD	$ 2	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conversion of debentures	$ 39,115	$ -

See notes to unaudited condensed financial statements
F-3

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

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

In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2015 and the results of operations and cash flows for the three and six month periods ended May 31, 2015 and 2014. The financial data and other information disclosed in the notes to the interim condensed financial statements related to these periods are unaudited. The results for the three and six month periods ended May 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2015.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended November 30, 2014, included in the Company’s annual report on Form 10-K/A filed with the SEC on November 30, 2015.  The condensed financial statements as of November 30, 2014 were derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

Telco Cuba Inc., (fka CaerVision Global, Inc. fka American Mineral Group Inc.) (the "Company") was incorporated in the State of Nevada on August 10, 2007 under the name American Mineral Group, Inc. On January 9, 2015, the outstanding shareholders of the Company voted to change the name of the Company from American Mineral Group, Inc. to CaerVision Global, Inc. in order to better reflect the planned change in the Company’s future operations.

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

In the fiscal years ended November 30, 2014 and 2013, and for the six months ended May 31, 2015 and 2014, the Company was engaged in the exploration, development, and acquisition of mineral properties. As a subsequent event to these financial statements, on June 12, 2015 the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company. The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. At the same time, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $492,640 for the six months ended May 31, 2015 and has an accumulated deficit of $17,867,399 and also has working capital deficit of $5,425,769 as of May 31, 2015.

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

At May 31, 2015, the Company has convertible notes outstanding totaling $336,810 which, if converted at current market prices, would result in 150,159,436 new dilutive common shares. The Company also has 3,000 shares of Preferred A and 83,480 shares of Preferred B which if converted would result in 420,400,000 new dilutive common shares.

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

(Unaudited)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of May 31, 2015 and November 30, 2014:

		Fair Value Measurements at May 31, 2015
	Total Carrying Valued at May 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$921,814	$-	$-	$921,814

		Fair Value Measurements at November 30, 2014
	Total Carrying Value at November 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$498,942	$-	$-	$498,942

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	May 31, 2015	November 30, 2014
Beginning balance	$ 498,942	$ 802,153
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized loss (gain) attributable to the change in liabilities still held	422,872	(303,211)
Ending balance	$ 921,814	$ 498,942

The fair value of the derivative liability was calculated using the Black-Scholes Option Pricing model. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the six months ended May 31, 2015 and 2014, are reported in other expenses as follows:

	May 31, 2015	May 31, 2014
(Gain) Loss on derivative liabilities recorded during the period	$ -	$ -
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized loss attributable to the change in liabilities still held	422,872	126,401
Net unrealized loss included in earnings	$ 422,872	$ 126,401

The Company did not have any Level 1 or Level 2 assets or liabilities as of May 31, 2015 or November 30, 2014, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at May 31, 2015 and November 30, 2014, approximate their respective fair value based on the Company’s incremental borrowing rate.

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

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

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

Through May 31, 2015, the Company had no revenues to report.

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

        m) Restatement of Previously Issued Financial Statements

The Company has restated its un-audited financial statement for the periods ended May 31, 2015 and 2014.  The table below highlights the material changes to the financial statements:

For the six months ended May 31, 2015 –

	Balance Per Adjusted Statements	Adjustments		Balance Previously Reported
Total Other Assets	$ -	$ 2,000,000	(8)	$ 2,000,000
Total Current Liabilities	$ 5,425,770	$ 3,019,814	(1)	$ 2,405,956
Common Stock	$ 46,288	$ 5,850	(2)	$ 40,438
Additional Paid-in Capital	$ 12,395,256	$ 500,849	(3)	$ 12,896,105
Accumulated Deficit	$ 17,867,399	$ 3,016,839	(4)	$ 14,850,560
Operating Expenses	$ (2,863)	$ (2,863)	(5)	$ -
Interest Expense	$ 72,631	$ 51,563	(6)	$ 21,068
Change in Fair Value of Derivative Liability	$ 422,872	$ 422,872	(7)	$ -
Net Income (Loss)	$ (492,640)	$ 474,435		$ (18,205)

1)

Change in current liabilities represents an increase in accrued liabilities of $205,869, an increase in convertible debentures of $134,255, an increase in notes payable of $1,950,000, and an increase in derivative liability of $729,690.

2)

Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.

3)

Change in additional paid-in capital reflects the reclassification of preferred stock issuable as note payable.

4)

Change in accumulated deficit reflects the combination of changes in the six months ended May 31, 2015, the year ended November 30, 2014 plus changes of $2,828,334 in prior periods.

5)

Change in operating expenses reflects the reclassification of foreign exchange loss to general and administrative expenses.

6)

Change in interest expense results from change in the amount of recorded debt outstanding during the year.

7)

Change in derivative liability results from properly recording derivative liability expense for the year.

8)

Change in other current assets results from an impairment on the value of the oil and gas lease recorded in prior periods.

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

(Unaudited)

For the six months ended May 31, 2014 –

	Adjusted Balance	Adjustments		Previously Reported
Total Other Assets	$ -	$ 2,000,000	(7)	$ 2,000,000
Total Current Liabilities	$ 5,151,726	$ 1,288,467	(1)	$ 3,863,259
Common Stock	$ 15,885	$ 750	(2)	$ 15,135
Additional Paid-in Capital	$ 12,384,985	$ (496,000)	(3)	$ 12,880,985
Accumulated Deficit	$ 17,552,685	$ 2,792,967	(4)	$ 14,759,718
Operating Expenses	$ 185,493	$ 5,294	(5)	$ 190,787
Change in Fair Value of Derivative Liability	$ 126,401	$ 126,401	(6)	$ -
Net Loss	$ 403,136	$ 121,107		$ 282,029

1)

Change in current liabilities represents a decrease in accrued liabilities of $31,533, an increase in convertible debentures of $134,000, an increase in notes payable of $450,000, and an increase in derivative liability of $736,000.

2)

Common stock adjustment reflects adjustment to record a change in the number of shares issued on the conversion of debentures.

3)

Change in additional paid-in capital reflects the recording of preferred stock issuable.

4)

Change in accumulated deficit reflects the combination of changes in the six months ended May 31, 2014 plus changes of $2,005,554 in 2013 and $666,306 in 2012.

5)

Change in operating expenses reflects and adjustment to general and administrative expenses.

6)

Change in derivative liability results from properly recording derivative liability expense for the year.

7)

Change in other current assets results from an impairment on the value of the oil and gas lease.

For the three months ended May 31, 2015 –

	Adjusted Balance	Adjustments		Previously Reported
Operating Expenses	$ 148	$ 148	(1)	$ -
Interest Expense	$ 21,862	$ 17,579	(2)	$ 4,283
Change in Fair Value of Derivative Liability	$ 184,700	$ 184,700	(3)	$ -
Net Loss	$ (206,710)	$ (202,279)		$ (4,431)

1)

Change in operating expenses reflects the reclassification of foreign exchange loss to general and administrative expenses.

2)

Change in interest expense results from change in the amount of recorded debt outstanding during the year.

3)

Change in derivative liability results from properly recording derivative liability expense for the year.

For the three months ended May 31, 2014 –

	Adjusted Balance	Adjustments		Previously Reported
Operating Expenses	$ 94,039	$ (2,062)	(1)	$ 96,101
Change in Fair Value of Derivative Liability	$ (67,943)	$ (67,943)	(2)	$ -
Net Loss	$ (72,412)	$ 70,753		$ (143,165)

1)

Change in operating expenses reflects and adjustment to general and administrative expenses.

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

As of May 31, 2015 and November 30, 2014, the Company has recorded a charge for the derivative liability of $921,814 and $498,942, respectively. This derivative liability is a result of the embedded conversion features of the $336,810 in debt to convert into 150,159,436 shares, at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand, the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

In addition, the Company has issued and outstanding a total of 3,000 shares of Series A Preferred, which are convertible into Common Stock at 1,000:1 and 83,480 shares of Series B Preferred, which are convertible into Common Stock at 5,000:1. Combined, these Preferred Shares could be converted into 420,400,000 shares of Common Stock.  However, 50,888 shares of Series B preferred (convertible into 254,440,000 shares of common stock) are held by the Company’s chief executive and are subject to a lock up agreement that precludes their conversion. Upon analysis, there was no additional adjustment of the derivative liability required regarding these potential conversions.

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

(Unaudited)

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

In the six months ended May 31, 2015, the Company issued a total of 30,402,905 shares of common stock, as follows:

•

10,302,905 common shares in connection with the conversion of $40,670 of convertible debentures and accrued interest.

•

20,100,000 common shares in connection with the conversion of 4,020 shares of Series B preferred.

        Note 5 - Convertible Debentures

There were no new convertible debentures issued in the six months ended May 31, 2015 or in the fiscal year ended November 30, 2014.

As of March 31, 2015, these debts were all due on demand, bear interest at the rates between 8% and 12%per annum, and are convertible at a discount to the stocks market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion.  Combined, these convertible instruments can be converted into 150,159,436 and 166,457,353 shares of common stock as of May 31, 2015 and November 30, 2014, respectively. In the six months ended May 31, 2015, Asher Enterprises, a holder of convertible debentures, converted $40,670 of convertible debentures and accrued interest into 10,302,905 common shares.

As of May 31, 2015 and November 30, 2014, the Company has convertible debenture balances of $336,810 and $375,925, respectively.

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

As of May 31, 2015, the Company had convertible preferred stock and notes with embedded conversion features and the Company did not, at the date of valuation of these instruments, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

At May 31, 2015 and November 30, 2014, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	May 31, 2015	November 30, 2014
(1) dividend yield	0%	0%
(2) expected volatility	327.51%	377.67%
(3) weighted average risk-free interest rate	1%	4%
(4) expected life	0.25 year	0.25 year
(5) the Company’s common stock price per share	$ 0.0025	$ 0.004

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model.

At May 31, 2015, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had entered into in previous years.  As of May 31, 2015, the derivative liability was $921,814.

The following table represents the Company’s debt derivative liability activity for the periods presented:

	May 31, 2015	November 30, 2014
Beginning balance	$ 498,942	$ 802,153
Derivative liabilities recorded	-	-
Derivative liabilities converted	-	-
Unrealized loss (gain) attributable to change in liabilities	422,872	(303,211)
Ending balance	$ 921,814	498,942

The derivative liability results from the embedded conversion features of the debt to convert into 150,159,436 shares at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

TELCO CUBA, INC.

(fka CaerVision Global, Inc. fka American Mineral Group Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended May 31, 2015 and 2014

Unaudited)

        Note 7 - Notes Payable

During prior years, the Company borrowed from a non-affiliated accredited investor of $233,332.  The Notes carry interest at a rate of 15% per annum and are due on demand.

The Company also issued a note on April 27, 2013 in the amount of $1,500,000 associated with the purchase of the Grand Chenier lease. The note was issued to the seller of the asset, bears interest at 8% per annum and is due five years from the date of issuance. As of May 31, 2015 the outstanding balance was $1,500,000.  The Notes carry interest at a rate of 8% per annum and is due five years from the date of issuance.  Further, the Company also had accrued payable of $500,000 associated with the purchase of the Grand Chenier lease.

As of May 31, 2015 and November 30, 2014, the Company had total notes payable of $2,233,332 and $2,233,332 outstanding, respectively, which was owed to unrelated third parties.

        Note 8 - Related party transactions

Our officers have from time to time lent money to the Company. At May 31, 2015 and November 30, 2014, they had a collective balance owed to them of $1,384 and $1,384, respectively.  The balances do not bear interest and are due on demand.

        Note 9 - Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than listed below.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

Subsequent to May 31, 2015, the Company converted a total of $19,373 in convertible debt and notes payable owed to unaffiliated third party accredited investors into 12,130,729 shares of restricted common stock.

Subsequent to May 31, 2015, the Company issued 60,680,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 12,136 shares of Series B Preferred stock.

In September 2015, the Company issued 4,007,146 shares of restricted common stock to third parties for services rendered valued at $5,000.

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

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

Overview

Amgentech, Inc. is a Florida based Corporation engaged in the business of providing technology solutions, integrating and building technology infrastructure and software and website development. Amgentech, Inc. also offers managed collocated and leased servers.  Originally founded in 2001, Amgentech, Inc. has been providing Internet based solutions, VoIP infrastructure and consulting services for over 14 years to diverse clients in The United States of America, the counties of El Salvador, Nicaragua, Costa Rica, Panama, Colombia and Venezuela.  Amgentech, Inc. continues to provide these same services, in addition to providing the technical and Internet know how to implement the technological vision that is envisioned for Telco Cuba, Inc., Amgentech will be the sole technical services provider.

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

Revenue

There were no revenues for either the three or six months ended May 31, 2015, or May 31, 2014.

Operating Expenses

Operating expenses for the three months ended May 31, 2015 consisted of $148 in foreign exchange costs compared to $748 for the three months ended May 31, 2014.  In addition, in 2015, the Company incurred $0 in general and administrative expenses compared to $93,291 in 2014. There were no G&A expenses in 2015 as the Company’s operations consisted principally of trying to raise capital to either being the Grand Chenier leases into production or fund the transaction with CaerVision Global.

Operating expenses for the six months ended May 31, 2015 consisted of $2,863 in foreign exchange increases compared to $788 in costs for the six months ended May 31, 2014.  In addition, in 2015, the Company incurred $0 in general and administrative expenses compared to $185,493 in 2014. There were no General & Administrative expenses in 2015 as the Company’s operations consisted principally of trying to raise capital to either being the Grand Chenier leases into production or fund the transaction with CaerVision Global.

Interest Expense:

Interest expense for the three months ended May 31, 2015, was $21,862, and is derived from the convertible debentures and notes payable carried by the Company. For the three months ended May 31, 2014, the interest expense was $46,316 and is also based on the debt carried by the Company.

Interest expense for the six months ended May 31, 2015, was $72,631, and is derived from the convertible debentures and notes payable carried by the Company. For the six months ended May 31, 2014, the interest expense was $92,030 and is also based on the debt carried by the Company.

Net Loss:

Net Loss for the three months ended May 31, 2015, was $206,710 compared to a loss of $72,412 for the three months ended May 31, 2014.  The biggest component of the 2015 was $184,700 in change in value of derivative liability and $21,862 in interest expense. The loss in 2014 was principally comprised of $93,291 in general and administrative expenses, and $46,316 in interest expense offset by a $67,943 change in the fair value of derivative liabilities.

Net Loss for the six months ended May 31, 2015, was $492,640 compared to a loss of $403,136 for the six months ended May 31, 2014.  The biggest component of the 2015 loss was $72,631 in interest expense and $422,872 resulting from the change in the fair value of the derivative liability.  The loss in 2014 was principally comprised of $185,493 in general and administrative expenses, $92,030 in interest expense, and $126,401 in change in derivative liabilities.

Liquidity and Capital Resources

As of May 31, 2015, the company had total current assets of $2 and total current liabilities of $5,425,770 for a net working capital deficit of $5,425,768. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.

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

Operational Activities

The Company had no cash used in operating activities for the six months ended May 31, 2015 and 2014.

Investing Activities

The Company had no cash used in investing activities for the six months ended May 31, 2015 and 2014.

Financing Activities

The Company had no cash provided in financing activities for the six months ended May 31, 2015 and 2014.

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

Going Concern

The Company has a working capital deficiency of $5,425,768 and accumulated deficit of $17,867,399 as of May 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following issuances of stock during the quarter ended May 31, 2015:

In the three months ended May 31, 2015, the Company issued a total of 17,002,599 shares of common stock, as follows:

•

4,562,599 common shares in connection with the conversion of $15,005 of convertible debentures.

•

12,440,000 common shares in connection with the conversion of 2,488 shares of Series B preferred stock.

Subsequent to May 31, 2015, the Company had the following stock issuances:

•

the Company issued 60,680,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 12,136 shares of Series B Preferred stock.

•

the Company issued 12,130,729 shares of restricted common stock on the conversion of $19,373 in notes payable and convertible debt held by unaffiliated third parties.

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

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,888 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

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

Telco Cuba Inc.
Date: December 30, 2015	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: December 30, 2015	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: December 30, 2015	/s/ William Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William Sanchez