Form 10-Q
period 2015-08-31
TELCO CUBA, INC..
filed 2016-02-09
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

The number of shares of Common Stock held by non-affiliates, as of January 28, 2016 was 123,106,039 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $246,212 based on the closing price of the Registrant's common stock of $0.002 on January 28, 2016 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at January 28, 2016: 123,106,039

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELCO CUBA, INC.

(Unaudited)

TELCO CUBA, INC.

CONDENSED CONDSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	August 31, 2015	November 30, 2014

CURRENT ASSETS:
Cash	$ 31,805	$ 16,091
Accounts receivable	3,689	5,690
Prepaid expenses	25,000	-
TOTAL CURRENT ASSETS	60,494	21,781

FIXED ASSETS
Fixed assets, net of depreciation	12,644	1,645
FIXED ASSETS	12,644	1,645
OTHER ASSETS	4,569	1,632

TOTAL ASSETS	$ 77,707	$ 25,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 107,185	$ -
Accrued expenses	572,212	-
Accrued payroll	1,297,949	-
Convertible debentures (net of debt discount of $116,667 and $0)	372,108	-
Notes payable	2,233,331	-
Due to former CEO	16,022	-
Due to officers	72,188	15,100
Derivative liability	1,057,554	-
TOTAL CURRENT LIABILITIES	5,728,549	15,100

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; authorized shares – 1,000,000 shares;
Series A Preferred Stock, $0.001 par value; 100,000 shares designated; 3,000 and -0- issued and outstanding respectively	3	-
Series B Preferred Stock, $0.001 par value; 100,000 shares designated; 78,600 and 50,088 issued and outstanding; respectively	79	50
Common stock, $0.001 par value; authorized shares - 500,000,000 shares; 72,023,543 and -0- shares issued and outstanding; respectively	72,023	-
Additional paid-in capital	-	950
(Deficit) Surplus accumulated	(5,722,947)	8,958
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,650,842)	9,958

	$ 77,707	$ 25,058

See notes to unaudited condensed consolidated financial statements

TELCO CUBA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
REVENUES:
Sales	$ 38,747	$ 56,510	$ 125,812	$ 186,108
TOTAL REVENUES	38,747	56,510	125,812	186,108

GROSS PROFIT	38,747	56,510	125,812	186,108

OPERATING EXPENSES:
General and administrative	172,055	45,098	226,387	120,517
TOTAL OPERATING EXPENSES	172,055	45,098	226,387	120,517

OPERATING INCOME (LOSS)	(133,308)	11,412	(100,575)	65,591
OTHER INCOME & EXPENSE:
Interest expense	(990,665)	-	(990,665)	-
Extinguishment of debt	14,963	-	14,963	-
Change in fair value of derivative liability	897,428	-	897,428	-
NET INCOME (LOSS)	$ (211,582)	$ 11,412	$ (178,849)	$ 65,591

BASIC INCOME (LOSS) PER SHARE	$ (0.00)	NA	$ (0.01)	NA

DILUTED INCOME (LOSS) PER SHARE	$ (0.00)	$ 0.00	$ (0.01)	$ 0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,551,229	-	17,309,172	-
Diluted	51,551,229	250,440,000	17,309,172	250,440,000

See notes to unaudited condensed consolidated financial statements
		F-2

TELCO CUBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	For the nine months ended
	August 31, 2015	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (178,849)	$ 65,591
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,108	808
Amortization of debt discount	23,333	-
Change in fair value of derivative liability	(897,428)	-
Bad debt expense	-	13,333
Extinguishment of debt	(14,963)	-
Non-cash interest	893,168	-
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(27,937)	-
Decrease in accounts receivable	2,001	8,633
Increase in due to related party	1,381	-
Increase in accounts payable and accrued expenses	91,483	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(106,703)	88,365

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(12,107)	(3,564)
NET CASH USED IN INVESTING ACTIVITIES	(12,107)	(3,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	140,000	-
Borrowings from officers	55,707	-
Distributions to shareholder	(61,183)	(81,276)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	134,524	(81,276)

NET INCREASE IN CASH	15,714	3,525

CASH - BEGINNING OF PERIOD	16,091	10,381

CASH - END OF PERIOD	$ 31,805	$ 13,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued in conversion of debentures	$ 5,000	$ -
Preferred Stock issued in connection with share exchange	$ 5,425,768	$ -
Common Stock issued on conversion of series B preferred stock	$ 24,395	$ -
Accrued interest reclassified to convertible debentures	$ 16,965	$ -
Debt discount on convertible notes	$ 140,000	$ -
Initial Derivative liability	$ 893,168	$ -
Insufficient APIC re-class to accumulated deficit	$ 81,914	$ -
See notes to unaudited condensed consolidated financial statements

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

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

Until June 12, 2015, the Company was engaged exclusively in the exploration, development, and acquisition of mineral properties.

Merger

On June 12, 2015 the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,088 shares of CaerVision Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. On June 15, 2015, the Company appointed William Sanchez to the position of CEO, CFO, President, Treasurer and Secretary. At the same time, Erwin Vahlsing Jr., Thomas J Craft Jr. and Frederick J Puccillo Jr., resigned their positions as officers and directors of the Company.

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company. The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

The following table summarizes the assets acquired and liabilities assumed from the reverse acquisition transaction:

Cash	$ 2
Account payable	(99,983)
Accrued payroll	(1,297,949)
Convertible debenture	(336,810)
Accrued interest	(454,477)
Accrued expenses	(64,000)
Due to officers	(17,406)
Notes payable	(2,233,331)
Derivative liability	(921,814)
Total	$ 5,425,768

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Amgentech prior to the Merger in all future filings with the SEC, beginning with this Quarterly Report. Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Merger, we ceased to be a shell company. All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

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

General

The accompanying condensed consolidated financial statements as of August 31, 2015 and for the three and nine months ended August 31, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and nine months ended August 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2015.

The condensed financial statements as of November 30, 2014 were unaudited. These unaudited condensed consolidated financial statements represent the financial position of Amgentech, Inc. as of November 30, 2014 and the results of operations for the three and nine months ended August 31, 2015 and 2014, as the reporting entity.  For pro-forma consolidated information, refer to Note 9.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $178,849 for the nine months ended August 31, 2015, has an accumulated deficit of $5,722,947 and also has working capital deficit of $5,668,055 at August 31, 2015.

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

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

         Note 2 - Significant Accounting Policies

         a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles.

b)

Principles of Consolidation

Telco Cuba, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Amgentech, Inc.

100% owned by Telco Cuba, Inc.

All intercompany balances have been eliminated in consolidation.

         b)    Basic and Diluted Loss Per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

At August 31, 2015, the Company has convertible notes outstanding totaling $488,775 which, if converted at current market prices, would result in 78,635,000 new dilutive common shares. The Company also has 3,000 shares of Series A Preferred stock and 78,600 shares of Series B Preferred stock which if converted would result in 396,000,000 new dilutive common shares.

         c)   Fair Value Measurements

Valuation Hierarchy

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of  nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of August 31, 2015:

		Fair Value Measurements at August 31, 2015
	Total Carrying Valued at August 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1.057,554	$-	$-	$1,057,554

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

August 31, 2015
Beginning balance	$-
Derivative liabilities recorded per merger	921,814
Initial measurement at issuance date of the notes	1,033,168
Change in derivative liability during the period ended August 31, 2015	(897,428)
Ending balance	$1,057,554

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

The Company is subject to income taxes in the U.S. federal jurisdiction. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before April 1, 2007.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

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

         i)   Accounts receivable and concentration of credit risk

The Company currently has accounts receivable of $3,689 which is spread out over multiple customers, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company experiences a marked increase in trade receivables, we will evaluate the receivable in light of the collectability in the normal course of business.

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

         l)   Material Equity Instruments

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

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

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

As of August 31, 2015 and November 30, 2014, the Company has recorded a charge for the derivative liability of $1,057,554 and $0, respectively, associated with the $488,775 and $0 in convertible debentures outstanding. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand, the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero.

In addition, the Company has issued and outstanding a total of 3,000 shares of Series A Preferred stock, which are convertible into Common Stock at 1,000:1 and 78,600 shares of Series B Preferred stock, which are convertible into Common Stock at 5,000:1. Combined, these Preferred Shares could be converted into 396,000,000 shares of Common Stock.  However, 50,088 shares of Series B preferred (convertible into 254,440,000 shares of common stock) are held by the Company’s chief executive and are subject to a lock up agreement that precludes their conversion. Upon analysis, there was no additional adjustment of the derivative liability required regarding these potential conversions.

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

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

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

In the nine months ended August 31, 2015 and 2014, the company made distributions to shareholders of $61,183 and $81,276, which resulted from payments to the president and sole shareholder of Amgentech made prior to the share exchange.

As part of the Merger, all of the outstanding 1,000 shares of commons stock of Amgentech were exchanged  into 50,088 Series B preferred stock.

 b)   Share Issuances

There were no share issuances in the fiscal year ended November 30, 2014.

In the nine months ended August 31, 2015, the Company issued a total of 25,735,379 shares of common stock, as follows:

•

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Amgentech was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was are capitalization of 3,000 Series A preferred stock, 33,392 Series B preferred stock and 46,288,164 common stock of our capital structure.

•

1,335,379 common shares in connection with the conversion of $5,000 of convertible debentures and accrued interest.

•

24,400,000 common shares in connection with the conversion of 4,880 shares of Series B preferred stock.

         Note 5 - Convertible Debentures

There were no new convertible debentures issued in the fiscal year ended November 30, 2014; however, certain debentures previously issued were assigned to third parties and the terms thereof were then renegotiated to modify the conversion rate from 50% to 45%, during the period ended August 31, 2015 and pursuant to the said reassignment, accrued interest worth of $16,965 was re-classed into convertible debentures and interest worth $14,963 were waived which were recorded as gain on extinguishment of debt.

During the nine months ended August 31, 2015, the Company issued two notes total of $140,000 in new convertible debentures. Due to the variable conversion price associated with the above convertible debentures, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. The initial fair value of the embedded debt derivative at the date of issuance was $1,033,168 allocated as a debt discount and derivatives liability. The debt discount is being amortized over the term of the convertible promissory notes. The Company recognized a charge of $23,333 for the three and nine months ended August 31, 2015 for amortization of this debt discount and as of August 31, 2015, the unamortized debt discount amounted to $116,667.

In addition, the Company recorded $336,810 in convertible debentures previously issued by Telco Cuba prior to the merger with Amgentech. As of August 31, 2015, these debts bear interest at the rates between 8% and 12% per annum, and are convertible at a discount to the stocks market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion.  Combined, these convertible instruments can be converted into 78,635,000 and 166,457,353 shares of common stock as of August 31, 2015 and November 30, 2014, respectively. In the nine months ended August 31, 2015, Ash Union Capital, a holder of convertible debentures, converted $5,000 of convertible debentures and accrued interest into 1,335,379 in common shares.

As of August 31, 2015 and November 30, 2014, the Company has convertible debenture balances of $488,775 and $0, respectively.

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

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

At August 31, 2015 and November 30, 2014, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	August 31, 2015	November 30, 2014
(1) dividend yield	0%	0%
(2) expected volatility	327.51%	377.67%
(3) weighted average risk-free interest rate	1%	4%
(4) expected life	0.25 year	0.25 year
(5) the Company’s common stock price per share	$0.0025	$ 0.004

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model.

At August 31, 2015, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt.  As of August 31, 2015, the derivative liability was $1,057,554.

The following table represents the Company’s debt derivative liability activity for the periods presented:

	August 31, 2015	November 30, 2014
Beginning balance	$-	$-
Derivative liabilities recorded per merger	921,814	-
Initial measurement at issuance date of the notes	1,033,168	-
Change in derivative liability during the period ended August 31, 2015	(897,428)	-
Ending balance	$1,057,554	$-

The derivative liability results from the embedded conversion features of the debt to convert into 78,635,000 shares at fixed prices ranging from $0.00166 to $0.00220 per share. The liability was recorded at the fair market value, which estimated value, was based upon the remaining contractual life of the convertible notes payable (the host instrument), using the Black-Sholes pricing model, and since these earlier notes had reached maturity and were now due on demand the intrinsic value was also considered. The conversion exceeded the market price accordingly the intrinsic value was also zero. Accordingly, the reclassification of the value of these derivatives had no impact on the Company’s financial statements.

Note 7 - Notes Payable

During prior years, the Company borrowed $233,332 from a non-affiliated accredited investor.  The Notes carry interest at a rate of 15% per annum and are due on demand.

The Company also issued a note on April 27, 2013 in the amount of $1,500,000 associated with the purchase of the Grand Chenier lease. The note was issued to the seller of the asset, bears interest at 8% per annum and is due five years from the date of issuance. As of August 31, 2015 the outstanding balance was $1,500,000.  The Notes carry interest at a rate of 8% per annum and is due five years from the date of issuance.  Further, the Company also had accrued payable of $500,000 associated with the purchase of the Grand Chenier lease.

As of August 31, 2015 and November 30, 2014, the Company had total notes payable of $2,233,332 and $0 outstanding which were owed to unrelated third parties.

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

         Note 8 - Related party transactions

Our officers have from time to time lent money to the Company. At August 31, 2015 and November 30, 2014, they had a collective balance owed to them of $72,188 and $15,100, respectively.  The balances do not bear interest and are due on demand.

         Note 9 – Pro-forma Consolidated Information

On June 12, 2015, the Company consummated a share exchange with Amgentech, Inc., the result of which was Amgentech became the successor issuer for reporting and accounting purposes.  These financial statements reflect the results of operations of Amgentech from the date of the share exchange through August 31, 2015 for all periods presented exclusive of the predecessor company operations.  The tables below represent the results of operations and financial position of the Company on a pro-forma consolidated basis as if the share exchange had occurred at November 30, 2014.

		November 30, 2014
	Telco Cuba	Amgentech
		Inc	Eliminations	Total

Cash	2	16,091		16,093
Accounts receivable	-	5,690		5,690
Security Deposit	-	1,632		1,632
	2	23,413		23,415

Fixed Assets	-	6,416		6,416
	-	6,416		6,416
Less accumulated depreciation	-	(4,772)		(4,772)
	-	1,645		1,645
				-
	-	-		-

	2	25,058	-	25,060

Current Liabilities
Accounts payable	101,390			101,390
Accrued payroll	1,297,949			1,297,949
Convertible debentures	375,925			375,925
Accrued Interest	383,401			383,401
Accrued Expenses	64,000	-		64,000
Due to Officers	18,861	15,100		33,961
Notes payable	2,233,331			2,233,331
Derivative Liability	498,942			498,942
	4,973,800	15,100		4,988,900

Total Liabilities	4,973,800	15,100		4,988,900

Stockholders' Equity (Deficit)
Preferred A Stock	3			3
Preferred B Stock	88	50	(50)	88
Preferred C Stock	-			-
Common Stock	15,885			15,885
Recapitalization	-		(4,764,563)	(4,764,563)
Additional paid-in-capital	12,384,985	950	(12,385,935)	-
Retained Earning	(17,149,549)	(77,476)	17,150,549	(76,476)
Net Income(Loss)	(225,210)	86,434	-	(138,776)
Stockholders' Equity (Deficit)	(4,973,798)	9,958	0	(4,963,840)

Liabilities and Stockholder's Equity	2	25,058	1	25,060

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

        Pro-forma consolidated revenues for the year ended November 30, 2014 were:

	November 30, 2014	November 30, 2014
	Telco Cuba	Amgentech Inc	Eliminations	Total
Revenues
			-	-
Sales		246,878	-	246,878
Sales discounts			-	-
		246,878	-	246,878

Expenses	-
Automobile Expenses	-	15,869	-	15,869
Bank Charges	-	778	-	778
Bad Debt Expenses		13,333		13,333
Depreciation Expense	-	1,086	-	1,086
Insurance	-	1,917	-	1,917
Interest Expenses	165,766	-	-	165,766
Change in Fair Value	(303,211)	-	-	(303,211)
Foreign Exchange	(2,597)	-	-	(2,597)
General and Administrative	-	5,096	-	5,096
Marketing	-	4,238	-	4,238
Payroll Expenses	-	-	-	-
Professional fees	-	57,273	-	57,273
Production Expenses	-	28,990	-	28,990
Other	365,251	31,862	-	397,114
	225,210	160,444	-	385,653

	(225,210)	86,434	-	(138,776)
Other Income
Extinguishment of Debt	-			-
	-	-	-	-

	225,210	160,444	-	385,653

Net (loss) Income	(225,210)	86,434	-	(138,776)

TELCO CUBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

        Note 10 - Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than listed below.

Subsequent to August 31, 2015, the Company converted a total of $12,472 in convertible debt and notes payable owed to unaffiliated third party accredited investors into 10,795,350 shares of restricted common stock.

Subsequent to August 31, 2015, the Company issued 36,280,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 5,656 shares of Series B Preferred stock.

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

Business History

Telco Cuba, Inc. (fka CaerVision Global, Inc. fka American Mineral Group Inc.) (the "Company") was incorporated under the laws of the State of Nevada on August 10, 2007. On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

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

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,088 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

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

Results of operations for the three and nine months ended August 31, 2015 and 2014

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

Revenues

Revenues for either the three and nine months ended August 31, 2015 were $38,747 and $125,812, compared to $56,510 and $186,108 for the three and nine months ended August 31, 2014.  The decrease in revenues resulted from a shift in focus to Cuban-based telecommunications which management believes has greater revenue potential in the long term.

Operating Expenses

Operating expenses for the three months ended August 31, 2015 consisted of $172,055 in general and administrative expense compared to $45,098 for the three months ended August 31, 2014.  The increase resulted from the addition of Amgentech operations to those of Telco Cuba in the current quarter where, in the prior year, Amgentech had minimal expenses.

Operating expenses for the nine months ended August 31, 2015 consisted of $226,387 in general and administrative expenses compared to $120,517 in costs for the nine months ended August 31, 2014.  The increase resulted from the addition of Amgentech operations to those of Telco Cuba in the current period where, in the prior year, Amgentech had minimal expenses.

Other Income (Expenses)::

Other expense for the three months ended August 31, 2015, was $78,274, and is derived from the convertible debentures and notes payable carried by the Company. For the three months ended August 31, 2014, the interest expense was $0 as Amgentech carried no debt in the prior year.

Other expense for the nine months ended August 31, 2015, was $78,274, and is derived from the convertible debentures and notes payable carried by the Company. For the nine months ended August 31, 2014, the interest expense was $0 as Amgentech carried no debt in the prior year. Interest expense was only recorded from the date of merger forward.

Net Loss:

Net Loss for the three months ended August 31, 2015, was $211,582 compared to net income of $11,412 for the three months ended August 31, 2014.  The biggest component of the 2015 net loss was $172,055 in general and administrative expenses, $990,665 in interest expense and offset by gain of $897,428 in change in fair value of derivative liability. For the three month ended August 31, 2014, Amgentech had no convertible debt, thus there was no charge for derivative liability and no interest expense.

Net Loss for the nine months ended August 31, 2015, was $178,849 compared to income of $65,591 for the nine months ended August 31, 2014.  The biggest component of the 2015 net loss was an operating loss of $100,575, interest expense of $990,665 and offset by gain of $897,428 resulting from the change in the fair value of the derivative liability.  For the nine months ended August 31, 2014, Amgentech had no convertible debt, thus there was no charge for derivative liability and no interest expense.

Liquidity and Capital Resources

As of August 31, 2015, the company had total current assets of $60,494 and total current liabilities of $5,728,549 for a net working capital deficit of $5,668,055. The Company will need to raise additional money to meet general and administrative expenses, and will need to raise money to achieve the Company’s business objective to pursue telecom opportunities in the newly emerging Cuban market. The additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. The Company does not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of its common stock.

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

Due to the Company’s lack of operating history and present inability to generate revenues there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

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

Operational Activities

The Company had cash used in operating activities for the nine months ended August 31, 2015 of $106,703 and generated cash from operations of $88,365 for 2014.

Investing Activities

The Company used cash of $12,107 in investing activities for the nine months ended August 31, 2015 resulting from the purchase of fixed assets, compared to $3,564 in 2014, also from purchasing fixed assets.

Financing Activities

The Company generated cash of $134,524 from financing activities for the nine months ended August 31, 2015, resulting from loans from officers of $55,707 and the issuance of convertible debentures of $140,000.  In the nine months ended August 31, 2015 and 2014, the company made distributions to shareholders of $61,183 and $81,276, which resulted from payments to the president and sole shareholder of Amgentech made prior to the share exchange.

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

Going Concern

The Company has a working capital deficiency of $5,668,055 and accumulated deficit of $5,722,947 as of August 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following issuances of stock during the nine months ended August 31, 2015:

In the nine months ended August 31, 2015, the Company issued a total of 25,735,379 shares of common stock, as follows:

•

1,335,379 common shares in connection with the conversion of $5,000 of convertible debentures and accrued interest.

•

24,400,000 common shares in connection with the conversion of 4,880 shares of Series B preferred stock.

Subsequent to August 31, 2015, the Company had the following stock issuances:

•

the Company converted a total of $12,472 in convertible debt and notes payable owed to unaffiliated third party accredited investors into 10,795,350 shares of restricted common stock.

•

the Company issued 36,280,000 common shares to unaffiliated third party accredited investors in connection with the conversion of 5,656 shares of Series B Preferred stock.

•

the Company issued 4,007,146 shares of restricted common stock to third parties for services rendered valued at $5,000.

•

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

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation.  Under the terms of the Share Exchange, the holders of Amgentech received 50,088 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each shares of Series B preferred stock is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly-owned subsidiary of the Company with control transferring to the previous owners of Amgentech.  Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes.  The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.  The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc.

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

Telco Cuba Inc.
Date: February 9, 2016	By: /s/ William Sanchez
William Sanchez, Chief Executive Officer and President
Date: February 9, 2016	By: /s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: February 9, 2016	/s/ William Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William Sanchez