Form 10-K
period 2016-11-30
Telco Cuba, Inc.
filed 2022-11-03
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2016

Or

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 000-53157

Telco Cuba, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0546544
(State of Incorporation)	(I.R.S. Employer Identification No.)

454 S Yonge Street Suite 7C Ormond Beach, FL 32174 (Address of principal executive offices)

Registrant’s telephone number, including area code: 305-747-7647

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐   No ☒

The number of shares of Common Stock held by non-affiliates, as November 30, 2016 was 214,631,231 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $107,315.60 based on the closing price of the Registrant’s common stock of $0.0005 on November 30, 2016 as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCPK”).

The number of shares of Common Stock held by non-affiliates, as November 30, 2015 was 123,106,039 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $480,113.55 based on the closing price of the Registrant’s common stock of $0.0039 on November 30, 2015 as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCPK”).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at November 30, 2016: 214,631,231
Class: common stock - $0.001 par value	Outstanding at November 30, 2015: 123,106,039

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

i

EXPLANATORY NOTE

This annual report of Telco Cuba, Inc. (together with its consolidated subsidiaries, “Telco Cuba”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after December 1st, 2014. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended November 30, 2015, and November 30, 2016, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended February 2015 through August 31, 2016. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended February 2015 through August 31, 2016. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Telco Cuba, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Telco Cuba, Inc. f/k/a CaerVision Global, Inc., f/k/a American Mineral Group, Inc., f/k/a Sungro Minerals, Inc. and its consolidated subsidiaries. “SEC” refers to the Securities and Exchange Commission.

ii

PART I

ITEM 1. BUSINESS.

Overview

Telco Cuba, Inc., fka CaerVision Global, Inc. fka American Mineral Group Minerals Inc. (the “Company” or “Telco Cuba”) was incorporated under the laws of the State of Nevada on August 10, 2007. On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc. following a share exchange with Amgentech, Inc. consummated on June 12, 2015 under which the shareholders of Amgentech became the majority shareholders of the company and Amgentech elected to become the successor issuer to CaerVision Global.

About Our Company

Telco Cuba, Inc. (fka CaerVision Global, Inc. fka American Mineral Group Inc.) (The “Company”) was incorporated under the laws of the State of Nevada on August 10, 2007. On June 15, 2015, the Company effectuated an amendment to its articles of incorporation to change its name from CaerVision Global, Inc. to Telco Cuba, Inc.

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

Telco Cuba is foremost a technology solutions service provider offering services under the brand name “Amgentech” and “Telco Cuba”.

Under the brand name “Telco Cuba”, the company is targeting the Cuban American demographic in the United States. The vast majority of Telco Cuba’s potential subscribers are currently customers of lower-end cellular providers such as Metro PCS, Boost and Simple Mobile. Telco Cuba plans to offer low cost international rates commensurate with that of lower end cellular providers on any of its prepaid all-you-can-talk/text with and without data plans. All of Telco Cuba’s calling plans will allow international calls at similar or lower rates than competitive landline rates. Additionally, as an MVNO of Sprint, Telco Cuba will offer direct text messaging and calling to the Country of Cuba. As part of a landmark deal, Telco Cuba will offer cell phone roaming services in Cuba. In Addition to its cell phone services, Telco Cuba offers digital home phone service and will be bundling its digital and cell phone service. Currently there is no provider of these services targeting the Cuban American demographic. Telco Cuba has already received a license with the FCC, allowing it to directly peer with telephone providers outside of the United States. This license fits into the long term plan Telco Cuba has of building out its own infrastructure. The company’s strategy is to offer different price plans targeted to U.S. based Cubans and travelers. The target market not only includes U.S.-based Cubans but also native Cubans worldwide. Telco Cuba has engaged IDT, the only American long distance carrier with a direct relationship with ETECSA and will be offering digital calling plans (calling cards, digital phone service, and Cell phone service) targeted to the Cuban market in the states with the largest Cuban demographic: Florida, New Jersey, and Chicago.

Under the brand name “Amgentech”, the company offers best of breed technology solutions which include, but are not limited to Software and Network architecture services, software development, web site development, hosting and colocation services, managed network and managed server services, voice over ip servers and bulk mailing services. Amgentech has been providing services since 2001, building out networks and services in the international markets of Costa Rica, Panama, Colombia, and Panama.

Governmental Regulations and Environmental Compliance

The Company’s operations’ is subject to various federal regulations. Telco Cuba has received all of the necessary licenses to operate as a cell phone service provider, digital phone service provider and calling card service provider.

Plan of Operation

Telco Cuba has received the necessary licenses with the FCC and is able to offer cell phone services in the United States and abroad. The company’s strategy is to offer different price plans with included service roaming in the nation of Cuba targeted to travelers going to the nation of Cuba. The target market not only includes U.S.-based Cubans but also expat Cubans worldwide. Telco Cuba has engaged IDT, the only American long distance carrier with a direct relationship with ETECSA and will be offering calling cards targeted to the Cuban market in the states with the largest Cuban demographic: Florida, New Jersey, and Chicago.

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

The portfolio of services that Telco Cuba is putting together includes government contract work. Telco Cuba has signed a teaming agreement to offer services to the US Government through the governments NS2020 initiative.

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

Amgentech, a subsidiary of Telco Cuba, Inc. continues to provide hosting, colocation, software development and website design services.

Employees

The Company presently has 2 employees, of which 0 are management and 2 are involved in operations. We expect that as we begin rolling out new services, additional personnel will be added. We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Headquarters and administration offices

Currently, Telco Cuba occupies approximately 500 Square Feet of office space at a cost of $649.38 a month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1.	Mammoth West Corporation brought a lawsuit against the company on April 4, 2016. Case number: 16L353 in the 19th circuit court of Lake County, Illinois. The note holder sued for enforcement of two promissory notes issued to Mammoth on November 18, 2010, and June 30, 2011. The case was settled for a debt conversion amount of $132,000.00 on December, 2016. The terms of the notes were amended to reflect a 0% discount, 0 day look back, and no additional interest. The terms of the settlement have been met and the amount paid back.

2.	Redwood Management, LLC., brought a lawsuit against the company on November 14, 2014. Case number: CACE14021854 in the 17th circuit court of Broward County, Florida. The note holder sued for enforcement of two promissory notes issued by the company to Redwood on November 11, 2010 and March 31, 2011. The case was settled on December 21, 2017 for a debt conversion amount of $57,640.83. The terms of the note were amended to reflect the new balance, and the terms were changed to a (25%) discount rate, and a total monthly conversion restriction. The company is working with the note holder to convert the settled amount into stock of the company.

3.	Anthony J Rivera brought a lawsuit against the company on May 29, 2018. Case number: CACE18012914 in the 17th circuit court of Broward County, Florida. The note holder sued for enforcement of a note issued by the company on December 1, 2015. The case was settled, and the note was amended with a more favorable 50% discount, 5 day look back term on the note. The settlement occurred on September, 2018. The company is working with the note holder to convert the settled amount into stock of the company.

4.	On September 28, 2018, the company filed a lawsuit against Cuentas, Inc. (NASDAQ: CUEN), f/k/a Next Group Holdings, Inc/Meimoun & Mammon, LLC/Next Mobile, LLC in the 11th circuit court of Miami-Dade County, Florida. Case number: 2018-032974-CA-01 is still ongoing. The case was filed due to CUEN failing to perform on a contract signed on July, 2015. The company is suing for damages and the return of the funds paid for the undelivered Mobile Virtual Network Operator (MVNO) platform. (https://www2.miami-dadeclerk.com/ocs/search.aspx) During the month of February, 2020, the company hired Attorney Jonathan Leinwand, to take over the lawsuit against Cuentas, Inc. NASDAQ: CUEN During the month of September, 2021 the company filed a summary judgement motion based on CUEN failure to deliver on the contract.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCBB under the symbol “QBAN”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close
Fiscal Year Ended November 30, 2016
1st Quarter	$0.0049	$0.0011
2nd Quarter	$0.0026	$0.0010
3rd Quarter	$0.0005	$0.0012
4th Quarter	$0.0007	$0.0004

Fiscal Year Ended November 30, 2015
1st Quarter	$0.011	$0.011
2nd Quarter	$0.025	$0.025
3rd Quarter	$0.006	$0.0045
4th Quarter	$0.0039	$0.0039

Fiscal Year Ended November 30, 2014
1st Quarter	$0.0028	$0.0001
2nd Quarter	$0.01	$0.0031
3rd Quarter	$0.0199	$0.0005
4th Quarter	$0.0180	$0.0035

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Common Stock

We had 120 record holders of our common stock as of November 30, 2016.

We had 114 record holders of our common stock as of November 30, 2015.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933, during the last year. Unless otherwise indicated, no underwriters were involved in such transactions.

During the month of December 2015, 3,000 Series A shares were returned to the company from the holder.

Between February 1st 2016 and July 31st 2016, the company issued 57,525,192 common shares in connection with the conversion of $26,394 of convertible debentures and accrued interest. The conversions had an average price of $0.0003 per share and resulted in no gain or loss.

During the month of February 2016, the Company issued 1,200,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 240 preferred B shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

During the month of March 2016, the Company issued 5,800,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 1,160 preferred B shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

During the month of March 2016, the Company issued 5,000,000 shares as payment for consulting services valued at $14,370.

During the month of March 2016, the Company sold and issued 15,000 preferred B shares for $112,500.

On November 1, 2016, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO in exchange for services rendered to the Company.

During the month of November 2016, the Company sold and issued 55,555 Series A shares for $25,000.

During the month of November 2016, the Company sold and issued 10,000,000 common stock shares for $5,000.00.

During the month of November 2016, William Sanchez converted 2,400 Preferred B shares into 12,000,000 common shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

For the year ended November 30, 2015:

During December 2014, the Company converted a total of $17,520 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 12,130,729 shares of restricted common stock resulting in no gain or loss.

Between February and April 2015, the Company issued 12,230,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 2,446 shares of Preferred B Shares, resulting in no gain or loss.

Between May 2015 and November 1, 2015, the Company issued 49,450,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 9,890 preferred B shares resulting in no gain or loss.

On September 4, 2015, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO and 3,007,146 common shares in exchange for services rendered to the Company.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Financial Condition

As of November 30, 2016, the Company had total current assets of $26,864 and total current liabilities of $5,381,900 for a net working capital deficit of $5,355,036. As of November 30, 2015, the Company had total current assets of $17,100 and total current liabilities of $6,200,054 for a net working capital deficit of $6,182,954.

We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objectives. The additional funding will come from equity financing from the sale of Telco Cuba’s common stock or the issuance of debt securities. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in Telco Cuba. The Company does not have any financing arranged and we cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common stock or debt securities. In the absence of such financing, our business will fail.

Based on the nature of Telco Cuba’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that unrolling a telecommunications operation will cost a substantial amount of money, and possibly take several years before becoming profitable. The Company’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

Telco Cuba’s ability to raise additional funding;

Telco Cuba’s ability to capture market share; and

Due to the Company’s lack of operating history and present inability to generate revenues, our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2015, and 2016 indicating substantial doubt about Telco Cuba’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Liquidity

The Company’s internal sources of liquidity will be loans that may be available from management as well as revenue from its subsidiaries. Although Telco Cuba has no written arrangements with its management, we expect that the officers may provide the Company with nominal liquidity, when and if it is required.

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

Capital Resources

As of November 30, 2016, the Company had total assets of $41,602, total liabilities $5,381,900, and a working capital deficit of $5,355,036.

As of November 30, 2015, the Company had total assets of $32,101, total liabilities $6,200,054, and a working capital deficit of $6,182,954.

The Company’s current cash is not sufficient to fully finance its operations at current and planned levels for the next 12 months. Management intends to manage the Company’s expenses and payments to preserve cash until the Company is profitable, otherwise additional financing must be arranged. Specifically, management is deferring payments due them until such time as there is sufficient financing in place to permit their payment or the possible issuance of the Company’s stock in settlement of amounts due.

Results of Operations

We earned total revenues of $146,731 for the fiscal year ended November 30, 2016.

We earned total revenues of $173,560 for the fiscal year ended November 30, 2015.

We are presently in the development stage of our business, and we can provide no assurance that we will be able to generate revenues from the sale of telecommunications services in the future. The company’s subsidiary, Amgentech, Inc., has been actively providing infrastructure and telecommunication services during these periods. The revenue presented is attributed to the acquisition of Amgentech, Inc.

We incurred operating expenses in the amount of $359,634 during the fiscal year ended November 30, 2016.

We incurred operating expenses in the amount of $657,927 during the fiscal year ended November 30, 2015.

Other Income and Expense

During the years ended November 30, 2016 and 2015, the Company incurred interest expense of $335,120, and $290,819, respectively, which was incurred on the Company’s third-party debt and convertible debentures.

For the years ended November 30, 2016 and 2015, the Company recorded a gain of $1,192,310, and a loss of $(222,251), respectively, attributable to fluctuations in the valuation of the derivative liability.

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

Subsequent Events

The Company evaluated subsequent events from December 1, 2016 through the date this filing was completed, noting the following:

During the month of December 2016, the company issued 10,000,000 common shares in connection with the conversion of $2,000.00 of convertible debentures and accrued interest. The conversions had an average price of $0.0003

In February 2017, an officer converted a portion ($1,344) of salary due to him into 2,240,000 common shares.

During the month of February 2017, the company wrote off accrued expenses and payroll former officers which resulted in a 1.3 million gain, which is reported in the statements of operations as other income.

During the month of July 2017, the company procured settlements with three note holders. The settlements were a result of the company’s renegotiating of the terms of the original notes. The new terms included the waiving of all additional interest, waiving of default fees, conversion standstill and restrictions on the number of conversions per month, and fixed balances. The notes affected by these settlements were with EMA Financial, Essex Global Investment Corp, and LG Capital.

During the month of August 2017, the company wrote off a promissory note which resulted in a $2,000,000 gain, which is reported in the statements of operations as other income. The write off occurred as a result of the rescission, by the prior owner of a transaction involving a working interest the company had in a certain oil property. The original transaction occurred during the month of July, in the year 2014.

On October 25, 2017, the Company entered into a definitive purchase agreement with Net Bee Wireless, Inc. The purchase was contingent on the Company making the purchase price payment. The deal was rescinded in February 2018 as a result of the company not opting to follow through on the purchase.

During the month of December 2017, the company issued a promissory note in the amount of $60,000 in exchange for the assets of Naked Papers, Inc.

During the month of December 2017, the Company converted a total of $26,031.55 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 276,163,333 shares of restricted common stock.

During the month of December 2017, the Company issued 500,000 Preferred C Stock to the Company’s CEO in exchange for services rendered to the Company.

During the first quarter 2018, the company acquired the assets of Naked Papers and is currently selling the product under its brand name, Naked Papers under the subsidiary, Naked Papers Brand, Inc., incorporated in the state of Florida.

During the month of January 2018, the Company converted a total of $63,734.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 1,262,266,666 shares of restricted common stock.

During the month of February 2018, the Company converted a total of $38,925.56 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 768,225,915 shares of restricted common stock.

During the month of March 2018, the Company converted a total of $14,550.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 306,000,000 shares of restricted common stock.

Anthony J Rivera brought a lawsuit against the company on May 29, 2018. Case number: CACE18012914 in the 17th circuit court of Broward County, Florida. The note holder sued for enforcement of a note issued by the company on December 1, 2015. The case was settled, and the note was amended with a more favorable 50% discount, 5 day look back term on the note. The settlement occurred on September, 2018. The company is working with the note holder to convert the settled amount into stock of the company.

On September 28, 2018, the company filed a lawsuit against Cuentas, Inc. (OTCQB: CUEN), f/k/a Next Group Holdings, Inc/Meimoun & Mammon, LLC/Next Mobile, LLC in the 11th circuit court of Miami-Dade County, Florida. Case number: 2018-032974-CA-01 is still ongoing. The case was filed due to CUEN failing to perform on a contract signed on July, 2015. The company is suing for damages and the return of the funds paid for the undelivered Mobile Virtual Network Operator (MVNO) platform.

During the first quarter 2019, the company acquired Advanced Satellite Systems, Inc. and all of its assets, and is continuing to offer its services under the Advanced Cable service mark. Advanced Satellite Systems, Inc, is incorporated in the state of Florida and is registered as a subsidiary of Telco Cuba, Inc.

During the month of February 2019, the company issued a promissory note in the amount of $100,000.00 to purchase Advanced Satellite Systems, Inc.

During the month of February 2019, the Company converted a total of $16,900.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 338,000,000 shares of restricted common stock.

During the month of March 2019, the Company converted a total of $18,500.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 370,000,000 shares of restricted common stock.

During the month of March 2019, the Company issued 250,000,000 shares to Mr. Roland H Malo as part of the compensation he received for staying on with Advanced Satellite Systems, Inc.

During the month of May 2019, JMZ Alliance forgave all debt owed to JMZ Alliance by Telco Cuba, Inc. The note securing the debt as well as all interest was forgiven by JMZ.

During the month of April 2019, the Company converted a total of $15,000.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 300,000,000 shares of restricted common stock.

During the month of December 2020, the Company converted a total of $3,900.00 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 93,000,000 shares of common stock.

During the month of January 2021, the Company converted a total of $51,388.81 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 599,867,533 shares of common stock.

During the month of January 2021, the Company converted the partial monetary value of a consultants’ contract into 441,977,932 restricted common shares.

During the month of February 2021, the Company converted the partial monetary value of a consultants’ contract into 34,000,000 restricted common shares.

During the month of February 2021, a shareholder converted 55,555 Series A shares into 55,555,000 restricted common shares. These common shares have an effective date of February 11, 2021 and are denoted as such in section 3A of this disclosure.

During the month of February 2021, the Company converted a total of $49,259.66 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 164,198,867 shares of common stock.

During the month of March 2021, 23,574,570 restricted common shares were issued to appointed members of the board of directors.

During the month of March 2021, preferred B shareholders converted 6,000 preferred shares into 30,000,000 restricted common shares.

During the month of March 2021, the Company converted a total of $7,000.00 in convertible debt to an unaffiliated third-party accredited investor into 46,666,667 shares of common stock.

During the month of April 2021, the company converted a total of $62,966 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 155,471,605 shares of common stock.

During the month of May 2021, the company restated a promissory note as convertible in the amount of $100,000.00. The holder, an unaffiliated third-party unaccredited investor converted the note principle and accrued interest owed into 400,000,000 restricted common shares. These common shares have an effective date of May 6, 2021, and are denoted as such in section 3A of this disclosure.

During the month of May 2021, the company converted a total of $54,934.69 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 73,246,253 shares of common stock. These common shares have an effective date of May 6, 2021, and are denoted as such in section 3A of this disclosure.

During the month of May 2021, a third-party accredited investor/noteholder cancelled and returned 155,471,605 common shares to the company due to a reversal of a third party note purchase.

During the month of May 2021, 25,000,000 restricted common shares were issued to appointed members of the board of directors.

During the month of May 2021, the company converted a total of $52,021.00 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 115,602,222 shares of common stock.

During the month of May 2021, the company sold 40,000,000 shares of restricted common stock to an unaffiliated third-party accredited investor for $10,000.00. These common shares have an effective date of May 26, 2021.

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

Critical Accounting Policies

The following accounting policies were in effect for all periods presented:

Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS OF SMALLER REPORTING COMPANIES

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On June 1 2015, the Company was advised that the Company’s as independent auditors, Sherb & Co., were no longer conducting business, necessitating the appointment of new independent auditors. Besides a standard going concern qualification, the report of Sherb & Co. on the Company’s financial statements for fiscal year ended November 30, 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Company’s financial statement for the fiscal year ended November 30, 2011 (1) there were no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure and procedure which, if not resolved to the satisfaction of Sherb & Co., would have caused Sherb & Co. to make reference to the matter in the filing and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

(b) On June 9, 2015, the Company engaged RBSM LLP in New York as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended November 30, 2012 through November 30, 2014, neither the Company nor anyone acting on its behalf consulted with RBSM regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by RBSM on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with Sherb & Co. or a reportable event with respect to Sherb & Co..

(c) On August 18, 2021, the Company engaged M&K CPAS, PLLC in Houston, Texas as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended November 30, 2016 through November 30, 2015, neither the Company nor anyone acting on its behalf consulted with M&K CPAS, PLLC (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by M&K CPAS, PLLC on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with RBSM LLP or a reportable event with respect to RBSM LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal years covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer believe the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Subsequent to November 30, 2014, the Company implemented several changes to the Company’s internal controls to address the deficiencies and material weaknesses that led to the previous late filings. Chief among these changes included hiring a new independent audit firm and retaining the services of a consulting firm specializing in financial statement preparation, US GAAP, and Securities Act reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of November 30, 2014, the Company’s internal control over financial reporting was ineffective. Subsequent to November 30, 2014, the Company implemented several changes to the Company’s internal controls to address the deficiencies and material weaknesses that led to the misstatements and errors. Chief among these changes included hiring a new independent audit firm and retaining the services of a consulting firm specializing in financial statement preparation, US GAAP, and Securities Act reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the directors and executive officers of our Company, their ages and positions with our Company, during the periods covered by this report. Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer’s successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

The following table sets forth information about our executive officers and directors.

Name and Address	Age	Position
William Sanchez Hollywood, FL	44	Chairman, CEO, and CFO
Maria Anez(1) Hollywood, FL	46	Director, Secretary
Linnette Miller(2) Ft. Lauderdale, FL	48	Director

These individuals were appointed to their positions in June 2015.

Note 1.	Maria Anez resigned from her position as director on February, 2018.
Note 2.	Linnette Miller resigned from her position as director on December 2, 2016.

William J Sanchez has served as our President, Chief Executive Officer and Chairman of the board since June 15th, 2015. Mr. Sanchez has over 20 years’ experience serving fortune 50, 100 and smaller companies. Mr. Sanchez has held positions at CBS Sports fka Sportsline USA, Tribune Interactive Services, Knight Ridder, DLJ Direct and has been instrumental in the creation of several nascent companies such as Starmedia, Inc., Sportsline, USA, and Picknation, Inc.

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

Committees of the Board of Directors

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has three members.

We do not have a compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company. A copy of the code of ethics is filed with the SEC as an exhibit to the Company’s Form S-1 filed on February 22, 2008. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on the information available to us, there are no beneficial owners of common stocks based on the rule promulgated under section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

To date, our directors do not currently receive and have never received any compensation for serving as a director of the Company. Effective July, 2015 the Company entered into Employment Agreement with our CEO.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to officers and directors in all capacities for the last three fiscal years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name & Principal Position	Fiscal Year Nov 30,	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards in US$(1)	Options/SARs	LTIP Payouts	All Other Compensation
William J Sanchez (1)	2015	$240,000.00	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Director	2014	$240,000.00	$0	$0	$0	$0	$0	$0

Maria Beatriz Anez	2015	$0	$0	$0	$0	$0	$0	$0
Secretary, Director	2014	$0	$0	$0	$0	$0	$0	$0

Linnette Miller	2015	$0	$0	$0	$0	$0	$0	$0
Director	2014	$0	$0	$0	$0	$0	$0	$0

See notes below:

(1)	The named executive officer’s salary was accrued and paid during the years 2015 and 2016. An evergreen employment contract was signed with the named executive with no expiration date.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 30, 2021 with respect to the beneficial ownership of our Company’s common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
William Sanchez (1)	Preferred B	43,885	82,35%
Chief Executive Officer	Series C	700,000	100%
	Common	49,382,857	0.68%
Camille Whiddon, director	Common	25,000,000	0.36%
Francis X Flinn, director	Common	10,416,670	0.15%
Patrick T Wall, director	Common	13,157,900	0.20%
Sayis Tequia, director	Preferred B	100	0.18%
Santiago Munoz, director	Preferred B	1,503	2.8%
Frank Gerardi	Common	531,532,932	6.87%
Samuel Fromkin	Preferred B	3,000	5.6%
Pinecroft LLC / Paul Konigsberg	Preferred B	3,000	5.6%
Roland Malo	Common	400,000,000	5.8%
All officers, directors, and beneficial owners as a group	Common	582,347,502	14.9%
	Preferred B	51,488	96.60%
	Series C	700,000	100%

1.	This individual was appointed to their position on June 2015.

The persons named above have full voting and investment power with respect to the shares indicated, unless otherwise indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of the Company’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years.

In July 2015, the Company entered into a 5 year employment agreement with its CEO. Below is a summary of the basic terms of the Agreements:

Base Salary for the CEO is $240,000 per year

A vehicle allowance is provided

Other normal benefits provided such as health, life, and auto insurance as negotiated by the Company

The Company’s transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm’s length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The only independent director on our board as of November 30, 2015 was Linnette Miller, our other director Mr. Sanchez, was not independent, pursuant to the definition of an “independent director” set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the OTC Market Pink Sheet, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending November 30, 2014, and 2015 were as follows:

	Year ended Nov, 30, 2016	Year ended Nov. 30, 2015	Year ended Nov. 30, 2014
Audit Fees	$24,000	$16,000	$25,000
Audit-Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0

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

Exhibit Listing

Exhibit No.		Filed herewith	Incorporated by reference
	Description of Exhibit		Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

Telco Cuba, Inc.

FINANCIAL STATEMENTS ADDENDUM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Telco Cuba, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Telco Cuba, Inc. (the Company) as of November 30, 2015 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2015 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2015 and 2016, and the results of its operations and cash flows for each of the years in the two-year period ended November 30, 2015 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Company’s financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion

/s/ M&K CPAS, PLLC

We have served as the Company’s auditors since 2021.

Houston, TX

September 28, 2022

Telco Cuba, Inc.
BALANCE SHEETS

	November 30, 2016	November 30, 2015
ASSETS

CURRENT ASSETS:
Cash	$21,414	$7,592
Deposits	-	6,201
Accounts receivable	-	3,307
Inventories	5,450	-
TOTAL CURRENT ASSETS	26,864	17,100

FIXED ASSETS (net of accumulated depreciation of $6,686 in 2016 and $6,423 in 2015)	14,738	15,001

TOTAL ASSETS	$41,602	$32,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$167,854	$103,436
Accrued expenses	2,088,082	2,010,792
Notes payable – related parties	120,577	132,577
Convertible debentures – related parties	15,000	1,973
Notes payable	2,236,446	2,233,361
Convertible debentures	621,843	393,506
Derivative liability (Note 7)	132,098	1,324,409
TOTAL CURRENT LIABILITIES	5,381,900	6,200,054

TOTAL LIABILITIES	5,381,900	6,200,054

STOCKHOLDERS’ DEFICIT:
Preferred A stock, $.001 par value; authorized shares - 100,000 shares; 3,000 and 3,000 issued and outstanding	56	3
Preferred B stock, $.001 par value; authorized shares - 100,000 shares; 71,000 and 87,500 issued and outstanding	82	71
Preferred C stock, $.001 par value; authorized shares - 100,000 shares; 87,500 and 87,500 issued and outstanding	200	100
Common stock, $.001 par value; authorized shares - 975,000,000 shares; 214,631,331 in 2016 and 123,106,039 shares in 2015 issued and outstanding	214,631	123,106
Additional paid-in capital	558,926	467,247
Accumulated deficit	(6,114,193)	(6,758,480)
TOTAL STOCKHOLDERS’ DEFICIT	$(5,340,298)	$(6,167,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,602	$32,101

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
STATEMENTS OF OPERATIONS

	For the Years ended
	November 30, 2016	November 30, 2015
REVENUES	$146,731	$173,560

OPERATING EXPENSES	359,634	831,489

OPERATING (LOSS)	(212,903)	(657,927)

OTHER (INCOME) EXPENSE:
Interest expense	335,120	290,819
Change in fair value of derivative liability	(1,192,310)	222,251
TOTAL OTHER (INCOME) EXPENSE	857,190	513,070

NET INCOME (LOSS)	$644,287	$(1,170,997)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.004	$(0.02)
DILUTED	$0.001	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	172,312,161	63,865,281
DILUTED	671,516,358	452,789,678

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2015

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional		Total
	($.0001 par value)		($.0001 par value)		($.0001 par value)		($.0001 par value)		Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, November 30, 2014	-	-	-	-	-	-	-	$1,000	$-	$5,991	$6,991

Distributions	-									$(62,135)	$(62,135)

Recapitalization - Telco Cuba	3,000	$3	83,680	$83	-	-	46,288,164	$46,288	(5,471,140)	-	(5,424,766)

Recapitalization - Telco Cuba								$(1,000)		$1,000	-

Common and Preferred Stock Issuance:

Conversion of debentures							12,130,729	$12,131	$5,389		$17,520

Conversion of Preferred B shares to common shares			(12,336)	$(12)			61,680,000	$61,680	$(61,668)		-

Issuance of common shares as payment for consulting services							3,007,146	$3,007	$67,710		$70,717

Issuance of Preferred C shares					100,000	$100			394,618		$394,718

Insufficient Additional Paid-in-Capital balance transferred to Accumulated Deficit									5,532,337	(5,532,337)	-

Net Loss										$(1,170,997)	$(1,170,997)

Balance, November 30, 2015	3,000	$3	71,344	$71	100,000	$100	123,106,039	$123,106	$467,247	$(6,758,480)	$(6,167,953)

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2016

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock				Total
	($.0001 par value)		($.0001 par value)		($.0001 par value)		($.0001 par value)		Additional Paid-In	Accumulated Deficit	Stockholders’ Deficit
Balance, November 30, 2015	3,000	$3	71,344	$71	100,000	$100	123,106,039	$123,106	$467,247	(6,758,480)	$(6,167,953)

Sale of common and preferred stock	55,555	$56	15,000	$15		$-	10,000,000	$10,000	$132,429		$142,500

Preferred A shares returned to Company	(3,000)	$(3)							$3		$-

Issuance of stock for:

Note Payable conversion							57,525,192	$57,525	$(31,131)		$26,394

Conversion of Preferred B to common shares			(3,800)	$(4)			19,000,000	$19,000	$(18,996)		$-

Issuance of common shares as payment for consulting services							5,000,000	$5,000	$9,374		$14,374

Issuance of Preferred C shares					100,000	$100					$100

Net Income										644,287	$644,287

Balance, November 30, 2016	55,555	$56	82,544	$82	200,000	$200	214,631,331	$214,631	$558,926	(6,114,193)	$(5,340,298)

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	November 30,	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$644,287	$(1,170,997)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative	(1,192,311)	222,252
Discount amortization	119,366	60,977
Stock based compensation	14,474	465,436
Depreciation	263	(13,192)
Changes in operating assets and liabilities:
Accounts receivable	9,508	(953)
Inventory	(5,450)	-
Accounts payable	64,417	3,453
Accrued expenses	77,290	304,833
NET CASH USED IN OPERATING ACTIVITIES	(268,156)	(128,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock	142,500	-
Proceeds from Borrowing	219,728	335,343
Principal Payments on Debt	(80,250)	(149,150)
Distributions to shareholder	-	(62,137)
NET CASH PROVIDED BY FINANCING ACTIVITIES	281,978	124,056

NET (DECREASE) INCREASE IN CASH	13,822	(4,135)

CASH - BEGINNING OF PERIOD	7,592	11,727

CASH - END OF PERIOD	$21,414	$7,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred B Stock conversion to common shares	$19,000	$61,680
Stock issued in connection with conversion of debentures	$26,394	$17,520
Merger with Amgentech and Recapitalization:	$-	$-
Transfer insufficient Additional Paid-in-Capital balance to Retained Earnings	$-	$5,532,337
Common Stock issued for merger and recapitalization, net	$-	$5,470,140

The accompanying notes are an integral part of these financial statements

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

1.	Nature of Operations and Going Concern

Telco Cuba, Inc. (fka CaerVision Global, Inc., fka American Mineral Group Minerals Inc.) (the “Company”) was incorporated in the State of Nevada on August 10, 2007. Up until June 12, 2015, the company was previously engaged in the exploration, development, and acquisition of mineral properties.

On June 12, 2015, the Company consummated a Share Exchange with Amgentech, Inc., a Florida corporation. Under the terms of the Share Exchange, the holders of Amgentech received 50,088 shares of Series B Preferred Stock that had been previously issued to third parties in exchange for 100% of the issued and outstanding capital of Amgentech. Each share of Series B preferred is convertible into 5,000 shares of common stock (254,440,000 shares total) and has voting rights of 5,000 per share (254,440,000 votes). As a result of this transaction, Amgentech became a wholly owned subsidiary of the Company with control transferring to the previous owners of Amgentech. Amgentech elected to be treated as the successor issuer for SEC reporting and accounting purposes. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The Amgentech Shareholders obtained approximately 60% of voting control on the date of Share Exchange. Amgentech was the acquirer for financial reporting purposes and the Company was the acquired company.   The Company filed an amendment to its articles of incorporation and changed its name to Telco Cuba, Inc. Telco Cuba is foremost a technology solutions service provider offering services under the brand names “Amgentech” and “Telco Cuba”.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company has an accumulated deficit of more than $5.7 million. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. Management plans to raise cash from public or private debt or equity financing, on an as needed basis. The Company’s ability to continue as a going concern is in substantial doubt unless it can achieve profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Significant Accounting Policies

a)	Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles.

b)	Basic and Diluted Loss per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Fully diluted shares are calculated as follows:

	November 30, 2016	November 30, 2015
Weighted average shares – basic	172,312,161	63,865,281
Convertible debentures	499,204,197	388,924,397
Weighted average shares – fully diluted	671,516,358	452,789,678

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

c)	Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of November 30, 2016, and 2015:

Derivative liabilities

Fair Value Measurements
	Total Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
November 30, 2016	$132,098			$132,098
November 30, 2015	$1,324,409	-	-	$1,324,409

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	November 30, 2016	November 30, 2015
Beginning balance	$1,324,409	$921,815
Derivative liabilities recorded	-	180,343
Unrealized (gain) loss attributable due to the change in liabilities	(1,192,311)	222,251
Ending balance	$132,098	$1,324,409

The fair value of the derivative liabilities was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) included in earnings (to change in fair value of derivative liability) for the years ended November 30, 2016, and 2015, are reported in other expenses as follows:

	November 30, 2016	November 30, 2015
(Gain) Loss on derivative liabilities recorded during the period	-	-
Debt discount attributable to derivative liabilities recorded	-	-
Derivative liabilities converted during the period	-	-
Unrealized (gain) attributable due to the change in liabilities	$(1,192,311)	$(222,251)
Net unrealized (gain) loss included in earnings	$(1,192,311)	$(222,251)

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

The Company did not have any Level 1 or Level 2 assets or liabilities as of November 30, 2016, and November 30, 2015 and had Level 3 liabilities consisting of notes payable. The carrying amount of the notes payable at November 30, 2016, and 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of November 30, 2016, and 2015, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

h)	Accounts receivable and concentration of credit risk

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a customer’s outstanding balances with consideration towards such customer’s historical collection experience, as well as prevailing economic and market conditions and other factors. The Company currently has no accounts receivable in 2016 and, therefore, does not currently have a concentrated credit risk associated with trade receivables.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

i)	Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company reviews physical inventory for obsolescence and/or excess and will record a reserve if necessary. As of the date of this report, no reserve was deemed necessary.

j)	Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, with depreciation recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term, if applicable. When assets are retired or disposed, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Repairs and maintenance are charged to expense in the period incurred.

Fixed assets consist primarily of computer equipment and furniture and fixtures. The estimated useful lives range from three to five years..

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value.

Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements.

For the years ended November 30, 2016, and 2015, based on the results of management’s impairment analyses, there were no impairment losses.

At November 30, 2016 and 2015, fixed assets consisted of the following:

	November 30, 2016	November 30, 2015
Furniture and fixtures	$3,153	$3,153
Computer equipment	18,271	18,271
Less: accumulated depreciation	(6,686)	(6,423)
Fixed assets, net	$14,738	$15,001

During the years ended November 30, 2016, and 2015, there were no additions to fixed assets. Depreciation expense for the years ended November 30, 2016, and 2015 was $263 and $13,192, respectively.

k)	Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

3.	Capital Stock

a)	Authorized

As of November 30, 2016, authorized capital stock consists of:

975,000,000 common shares with a par value of $0.001 per share; and

400,000 preferred shares with a par value of $0.001 per share

As of November 30, 2015, authorized capital stock consists of:

975,000,000 common shares with a par value of $0.001 per share; and

300,000 preferred shares with a par value of $0.001 per share

b)	Share Issuances

For the year ended November 30, 2016:

During the month of December 2015, 3,000 Series A shares were returned to the company from the holder.

Between February 1st 2016 and July 31st 2016, the company issued 57,525,192 common shares in connection with the conversion of $26,394 of convertible debentures and accrued interest. The conversions had an average price of $0.0003 per share and resulted in no gain or loss.

During the month of February 2016, the Company issued 1,200,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 240 preferred B shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

During the month of March 2016, the Company issued 5,800,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 1,160 preferred B shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

During the month of March 2016, the Company issued 5,000,000 shares as payment for consulting services valued at $14,370.

During the month of March 2016, the Company sold and issued 15,000 preferred B shares for $112,500.

On November 1, 2016, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO in exchange for services rendered to the Company.

During the month of November 2016, the Company sold and issued 55,555 Series A shares for $25,000.

During the month of November 2016, the Company sold and issued 10,000,000 common stock shares for $5,000.00.

During the month of November 2016, William Sanchez converted 2,400 Preferred B shares into 12,000,000 common shares. This conversion was within the terms of preferred stock conversion feature and resulted in no gain or loss on the exchange.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

For the year ended November 30, 2015:

During December 2014, the Company converted a total of $17,520 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 12,130,729 shares of restricted common stock resulting in gain or loss.

Between February and April 2015, the Company issued 12,230,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 2,446 shares of Preferred B Shares resulting in no gain or loss.

Between May 2015 and November 1, 2015, the Company issued 49,450,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 9,890 preferred B shares resulting in no gain or loss.

On September 4, 2015, the Company issued 100,000 shares of Series C Preferred Stock to the Company’s CEO and 3,007,146 common shares in exchange for services rendered to the Company.

c)	Preferred Stock

For the year ended November 30, 2016:

The Company has 400,000 shares of preferred stock authorized of which 300,000 shares were designated in three series as follows:

Series A Senior Convertible Voting Non-Redeemable Preferred Stock (the “Series A Preferred”) – 100,000 shares authorized, 3,000 shares issued and outstanding;

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series B Preferred”) – 100,000 shares authorized, 71,344 shares issued and outstanding; and

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series C Preferred”) – 200,000 shares authorized, issued and outstanding;

Each share of Series A Preferred is convertible into 1,000 restricted shares of common stock. Each share of Series B Preferred is convertible into 5,000 restricted shares of common stock. Series C Preferred Stock is convertible into 100,000 votable shares, but not convertible to common shares otherwise. Conversion is at the discretion of the preferred shareholder, and no additional consideration is paid.

The Company Preferred Stock has no dividend rights but does have liquidation rights as follows: The Series A Preferred is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B Preferred is senior in liquidation preference to all series or classes of capital stock other than the Series A Preferred; the Series C Preferred is senior in liquidation preference to all classes of Common Stock.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

For the year ended November 30, 2015:

The Company has 400,000 shares of preferred stock authorized of which 300,000 shares were designated in three series as follows:

Series A Senior Convertible Voting Non-Redeemable Preferred Stock (the “Series A Preferred”) – 100,000 shares authorized, 3,000 shares issued and outstanding;

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series B Preferred”) – 100,000 shares authorized, 71,344 shares issued and outstanding; and

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series C Preferred”) – 100,000 shares authorized, issued and outstanding.

Each share of Series A Preferred is convertible into 1,000 restricted shares of common stock. Each share of Series B Preferred is convertible into 5,000 restricted shares of common stock. Series C Preferred Stock is convertible into 10,000 votable shares, but not convertible to common shares otherwise. Conversion is at the discretion of the preferred shareholder, and no additional consideration is paid.

The Company Preferred Stock has no dividend rights but liquidation rights as follows: The Series A Preferred is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B Preferred is senior in liquidation preference to all series or classes of capital stock other than the Series A Preferred; the Series C Preferred is senior in liquidation preference to all classes of Common Stock.

Issuance of Preferred Stock

During the month of December 2015, 3,000 Series A shares were cancelled and returned to the company. No consideration was paid for the return of these shares. There were no further issuances or redemptions of Preferred Stock Series A during the fiscal year ending November 30, 2016.

There were no issuances or redemptions of Preferred Stock Series A during the fiscal year ending November 30, 2015.

During the month of March 2016 15,000 Preferred Stock Series B shares were sold to 5 accredited investors. There were 3,800 Preferred Stock Series B shares redeemed into 19,000,000 common stock shares. There were no further issuances or redemptions of Preferred Stock Series B during the fiscal year ending November 30, 2016.

There were no new issuances of Preferred Stock Series B during the fiscal year ending November 30, 2015. There were 12,136 Preferred Stock Series B shares redeemed into 60,680,000 common stock shares. There were no further redemptions of Preferred Stock Series B during the fiscal year ending November 30, 2015.

100,000 shares of Preferred Stock Series C were issued during November 2016. These shares are included in the financial statements as Stock Based Compensation and are valued at $394,618. There were no further issuances of Preferred Stock Series C during the fiscal year ending November 30, 2016.

100,000 shares of Preferred Stock Series C were newly issued during September 2015. 100,000 Preferred Stock Series C shares represent the entire authorized of this class of non-converting class of preferred shares for year ended November 30, 2015.

d)	Warrants and Options

For the year ended November 30, 2016, and 2015 there are no outstanding stock options and warrants.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

4.	Concentration Risk

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States. Bank deposits in the United States did not exceed federally insured limits as of November 30, 2015, and 2016.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

5.	Income Taxes

A reconciliation of income taxes at statutory rate with the reported income taxes is as follows:

Period ended November 30,	2016	2015
Income tax expense (benefit) at Federal statutory rate of 35%	$225,500	$(409,800)
(Utilization) increase in tax loss carryforward	(225,500)	409,800
Net income tax	$-	$-

At November 30, 2016 the Company has available net operating losses of approximately $7.1 million which may be carried forward to apply against future taxable income. These losses will expire in 2034. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

6.	Convertible Debentures

As of November 30, 2016, and 2015, the Company has issued and outstanding, convertible debt totaling $572,843 and $395,479, of which all but one note for $15,000 in 2016 and $1,973 in 2015 were held by unrelated third parties. As of November 30, 2016, these debts were all due on demand, bear interest at the rates between 8% and 12% per annum and are convertible at a discount to the stock’s market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion. Combined, these convertible instruments can be converted into 499,204,917 and 388,924,397 shares of common stock as of November 30, 2016, and 2015, respectively.

The following table provides a summary of the changes in the Company’s convertible notes, as of November 30, 2016, and 2015:

	November 30, 2016	November 30, 2015
Prior year balance forward	$395,479	$375,925
Issuance of new convertible notes	216,642	305,343
Discount upon issuance of new notes	-	(180,343)
Amortization of discount	119,366	60,977
Principal payments	(68,250)	(149,150)
Conversion of notes	(26,394)	(17,273)
Balance as of yearend	$636,843	$395,479

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

For the years ended November 30, 2016, and 2015, interest expense attributable to convertible debentures was $41,111, and $27,662, while accrued interest was $64,372, and $69,071, respectively.

During the year ended November 30, 2015, the Company issued four notes total of $140,000 in new convertible debentures. Due to the variable conversion price associated with the above convertible debentures, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. The initial fair value of the embedded debt derivative at the date of issuance was $180,343 allocated as a debt discount and derivatives liability. The debt discount is being amortized over the term of the convertible promissory notes.

In addition, the Company recorded $336,810 in convertible debentures previously issued by Telco Cuba prior to the merger with Amgentech. These debts bear interest at the rates between 8% and 12% per annum, and are convertible at a discount to the stock’s market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion. Combined, these convertible instruments can be converted into 499,204,197 and 388,394,927 shares of common stock as of November 30, 2016 and November 30, 2015, respectively.

7.	Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for convertible debentures issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to variable % of the “market price” at the time of conversion, as a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model.

At November 30, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	November 30, 2016	November 30, 2015
(1) dividend yield	0%	0%
(2) expected volatility	352.94%	352.94%
(3) weighted average risk-free interest rate,	4%	4%
(4) expected life, and	0.25 Year	0.25 Year
(5) estimated fair value of the Company’s common stock per share.	$.004	$.004

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

8.	Notes Payable

The following table provides a summary of the changes in the Company’s notes payables, as of November 30, 2016, and 2015:

	November 30, 2016	November 30, 2015
Prior year balance forward:
Due to non-affiliated third parties	$2,233,361	$2,337,938
Due to related parties	132,577	104,577
Issuance of notes to related party	-	28,000
Note repayments to related party	(12,000)	-
Balance on November 30	$2,353,938	$2,365,938

For the years ended November 30, 2016, and 2015, interest expense attributable to notes payable was $145,669, and $168,851, respectively

9.	Related party transactions

Officers have from time-to-time lent money to the Company. At November 30, 2016, and 2015, they had a balance owed to them (included in the balances above in footnotes 6 and 8) of $135,577, and $134,550, respectively. The balances do not bear interest and are due on demand. The notes are discounted using an imputed interest rate of 12%.

10.	Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

11.	Subsequent Events

During the month of July 2017, the company procured settlements with three note holders. The settlements were a result of the company’s renegotiating of the terms of the original notes. The new terms included the waiving of all additional interest, waiving of default fees, conversion standstill and restrictions on the number of conversions per month, and fixed balances. The notes affected by these settlements were with EMA Financial, Essex Global Investment Corp, and LG Capital.

On October 25, 2017, the Company entered into a definitive purchase agreement with Net Bee Wireless, Inc. The purchase was contingent on the Company making the purchase price payment. The deal was rescinded on February, 2018 as a result of the company not opting to follow through on the purchase.

During the month of December 2017, the company issued a promissory note in the amount of $60,000 in exchange for the assets of Naked Papers, Inc.

During the month of December 2017, the Company converted a total of $26,031 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 276,163,333 shares of restricted common stock.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

During the month of December 2017, the Company issued 500,000 Preferred C Stock to the Company’s CEO in exchange for services rendered to the Company.

During the first quarter 2018, the company acquired the assets of Naked Papers and is currently selling the product under its brand name, Naked Papers under the subsidiary, Naked Papers Brand, Inc., incorporated in the state of Florida.

During the month of January 2018, the Company converted a total of $63,734 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 1,262,266,666 shares of restricted common stock.

During the month of February 2018, the Company converted a total of $38,925 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 768,225,915 shares of restricted common stock.

During the month of March 2018, the Company converted a total of $14,550 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 306,000,000 shares of restricted common stock.

Anthony J Rivera brought a lawsuit against the company on May 29, 2018. Case number: CACE18012914 in the 17th circuit court of Broward County, Florida. The note holder sued for enforcement of a note issued by the company on December 1, 2015. The case was settled, and the note was amended with a more favorable 50% discount, 5 day look back term on the note. The settlement occurred in September, 2018. The company is working with the note holder to convert the settled amount into stock of the company.

On September 28, 2018, the company filed a lawsuit against Cuentas, Inc. (OTCQB: CUEN), f/k/a Next Group Holdings, Inc/Meimoun & Mammon, LLC/Next Mobile, LLC in the 11th circuit court of Miami-Dade County, Florida. Case number: 2018-032974-CA-01 is still ongoing. The case was filed due to CUEN failing to perform on a contract signed in July, 2015. The company is suing for damages and the return of the funds paid for the undelivered Mobile Virtual Network Operator (MVNO) platform.

During the month of February 2019, the Company issued 250,000,000 shares to Mr. Roland H Malo as part of the compensation he received for staying on with Advanced Satellite Systems, Inc.

During the month of February 2019, the Company converted a total of $16,900 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 338,000,000 shares of restricted common stock.

During the month of March 2019, the Company converted a total of $18,500 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 370,000,000 shares of restricted common stock.

During the month of April 2019, the Company converted a total of $15,000 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 300,000,000 shares of restricted common stock.

During the month of December 2020, the Company converted a total of $3,900 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 93,000,000 shares of common stock.

During the month of January 2021, the Company converted a total of $51,388 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors into 599,867,533 shares of common stock.

Telco Cuba, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2016 and 2015

During the month of January 2021, the Company converted the partial monetary value of a consultants’ contract into 441,977,932 restricted common shares.

During the month of February 2021, the Company converted the partial monetary value of a consultants’ contract into 34,000,000 restricted common shares.

During the month of February 2021, a shareholder converted 55,555 Series A shares into 55,555,000 restricted common shares. These common shares have an effective date of February 11, 2021.

During the month of February 2021, the Company converted a total of $49,259 in convertible debt and accrued interest owed to unaffiliated third-party accredited investors in 164,198,867 shares of common stock.

During the month of March 2021, 23,574,570 restricted common shares were issued to appointed members of the board of directors.

During the month of March 2021, preferred B shareholders converted 6,000 preferred shares into 30,000,000 restricted common shares.

During the month of March 2021, the Company converted a total of $7,000 in convertible debt to an unaffiliated third-party accredited investor into 46,666,667 shares of common stock.

During the month of April 2021, the company converted a total of $62,966 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 155,471,605 shares of common stock.

During the month of May 2021, the company restated a promissory note as convertible in the amount of $100,000. The holder, an unaffiliated third-party unaccredited investor converted the note principle and accrued interest owed into 400,000,000 restricted common shares. These common shares have an effective date of May 6, 2021.

During the month of May 2021, the company converted a total of $54,934 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 73,246,253 shares of common stock. These common shares have an effective date of May 6, 2021.

During the month of May 2021, a third-party accredited investor/noteholder cancelled and returned 155,471,605 common shares to the company due to a reversal of a third party note purchase.

During the month of May 2021, 25,000,000 restricted common shares were issued to appointed members of the board of directors.

During the month of May 2021, the company converted a total of $52,021.00 in convertible debt and accrued interest owed to an unaffiliated third-party accredited investor into 115,602,222 shares of common stock.

During the month of May 2021, the company sold 40,000,000 shares of restricted common stock to an unaffiliated third-party accredited investor for $10,000. These common shares have an effective date of May 26, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Telco Cuba, Inc.

Date: November 1, 2022	By:	/s/ William Sanchez
William Sanchez, Chief Executive Officer

Date: November 1, 2022	By:	/s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title

Date: November 1, 2022	/s/ William J Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William J Sanchez

Date: November 1, 2022	/s/ Camille Whiddon	Director
Camille Whiddon

Date: November 1, 2022	/s/ Sayis Tequia	Director
Sayis Tequia

Date: November 1, 2022	/s/ Santiago Munoz	Director
Santiago Munoz

Date: November 1, 2022	/s/Francis Flinn	Director
Francis Flinn

Date: November 1, 2022	/s/Patrick Wall	Director
Patrick Wall