Form 10-K/A
period 2016-11-30
Telco Cuba, Inc.
filed 2022-11-25
CIK 1427644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Houston, TX

November 2, 2022

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

Telco Cuba, Inc.

Date: November 25, 2022	By:	/s/ William Sanchez
William Sanchez, Chief Executive Officer

Date: November 25, 2022	By:	/s/ William Sanchez
William Sanchez, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title

Date: November 25, 2022	/s/ William J Sanchez	Director, President, Chief Financial Officer, Secretary, and Treasurer
William J Sanchez

Date: November 25, 2022	/s/ Camille Whiddon	Director
Camille Whiddon

Date: November 25, 2022	/s/ Sayis Tequia	Director
Sayis Tequia

Date: November 25, 2022	/s/ Santiago Munoz	Director
Santiago Munoz

Date: November 25, 2022	/s/Francis Flinn	Director
Francis Flinn

Date: November 25, 2022	/s/Patrick Wall	Director
Patrick Wall