Form 10-Q
period 2017-02-28
Telco Cuba, Inc.
filed 2023-01-23
CIK 1427644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 000-53157

TELCO CUBA, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0546544

I.R.S. Employer Identification Number

1311

(Primary Standard Industrial Code Classification Number)

454 S Yonge Street, Suite 3A, Ormond Beach, FL 32174

305-747-7647

(Address, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Copies to:

Mr. William Sanchez

Chief Executive Officer

454 S Yonge Street, Suite 3A, Ormond Beach, FL 32174

305-747-7647

(Address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes: ☐ No: ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QBAN	OTCPK

The number of shares of Common Stock, as February 28, 2017 was 235,141,501, $0.001 par value, having an aggregate market value of $188,113 based on the closing price of the Registrant's common stock of $0.0008 on February 28, 2017 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCPK").

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

None

PART I

Item 1. Financial Statements

Telco Cuba, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2017	November 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$9,362	$21,414
Accounts receivable	3,609	—
Deposits	1,500	—
Inventories	5,450	5,450
TOTAL CURRENT ASSETS	19,921	26,864

FIXED ASSETS (net of accumulated depreciation of $6,949 in 2017 and $6,686 in 2016)	11,750	14,738

TOTAL ASSETS	$31,671	$41,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$201,283	$167,854
Accrued expenses	2,264,918	2,088,082
Notes payable – related parties	135,221	120,577
Convertible debentures – related parties	15,000	15,000
Notes payable	2,156,626	2,236,446
Convertible debentures	540,344	621,843
Derivative liability	177,390	132,098
TOTAL CURRENT LIABILITIES	5,490,782	5,381,900

TOTAL LIABILITIES	$5,490,782	$5,381,900

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.001 par value; authorized shares - 100,000 shares authorized; 55,555 issued and outstanding	56	56
Preferred B stock, $.001 par value; authorized shares - 100,000 shares authorized; 82,544 issued and outstanding	82	82
Preferred C stock, $.001 par value; authorized shares - 200,000 shares authorized, issued and outstanding	200	200
Common stock, $.001 par value; authorized shares - 975,000,000 shares; 235,141,501 in 2017 and 214,631,331 shares in 2016 issued and outstanding	235,141	214,631
Additional paid-in capital	583,760	558,926
Accumulated deficit	(6,278,350)	(6,114,193)
TOTAL STOCKHOLDERS' DEFICIT	$(5,459,111)	$(5,340,298)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,671	$41,602

The accompanying notes are an integral part of these condensed consolidated financial statements

Telco Cuba, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	February 28, 2017	February 29, 2016
REVENUES	$31,679	$38,149
OPERATING EXPENSES	97,972	177,645
OPERATING (LOSS)	(66,293)	(139,496)

OTHER (INCOME) EXPENSE:
Interest expense	52,975	301,758
Change in fair value of derivative liability	44,889	(721,873)
Extinguishment of debt	—	(214,036)
TOTAL OTHER (INCOME) EXPENSE	97,864	(634,151)

NET (LOSS) INCOME	$(164,157)	$494,655

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.0007)	$0.0039
DILUTED	$(0.0007)	$0.0005
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	223,366,678	125,412,657
DILUTED	1,200,845,875	954,725,174

The accompanying notes are an integral part of these condensed consolidated financial statements

Telco Cuba, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit)

(Unaudited)

	Preferred A Stock ($.0001 par value)		Preferred B Stock ($.0001 par value)		Preferred C Stock ($.0001 par value)		Common Stock ($.0001 par value)		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, November 30, 2015	3,000	$3	71,344	$71	100,000	$100	123,106,139	$123,106	$467,247	$(6,758,480)	$(6,167,953)
Preferred A shares returned to Company	(3,000)	(3)
Issuance of stock for:
Note payable conversion							16,025,192	$16,025	$(8,672)		$7,353
Conversion of Preferred B to common shares			(240)	$—			1,200,000	$1,200	$(1,200)		—
Net Income						-				$494,655	$494,655

Balance, February 29, 2016	—		71,104	$71	100,000	$100	140,331,331	$140,331	$457,375	$(6,263,825)	$(5,665,945)

The accompanying notes are an integral part of these condensed c statements

Telco Cuba, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit)

(Unaudited)

	Preferred A Stock ($.0001 par value)		Preferred B Stock ($.0001 par value)		Preferred C Stock ($.0001 par value)		Common Stock ($.0001 par value)		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, November 30, 2016	55,555	$56	82,544	$82	200,000	$200	214,631,331	$214,631	$558,926	$(6,114,193)	$(5,340,298)
Stock based compensation							10,510,270	$10,510	$(166)		$10,344
Note payable conversion							10,000,000	$10,000	$25,000		$35,000
Net (Loss)		-		-		-				$(164,157)	$(164,157)

Balance, February 28, 2017	55,555	$56	82,544	$82	200,000	$200	235,141,501	$235,141	$583,760	$(6,278,350)	$(5,459,111)

The accompanying notes are an integral part of these condensed consolidated financial statements

Telco Cuba, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the quarters ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(164,157)	$494,655
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative	44,889	(721,873)
Discount amortization	—	—
Stock based compensation	10,344	—
Depreciation	2,989	—
Changes in operating assets and liabilities:
Accounts receivable	(5,109)	(953)
Inventory	—	—
Deposits	—	3,453
Accounts payable and accrued expenses	210,667	144,603
NET CASH GENERATED (USED) IN OPERATING ACTIVITIES	99,623	(80,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock	—	—
Proceeds from Borrowing	—	287,267
Principal Payments on Debt	(111,675)	(149,150)
Distributions to shareholder	—	(62,137)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(111,675)	75,980

NET (DECREASE) INCREASE IN CASH	(12,052)	(4,135)

CASH - BEGINNING OF PERIOD	21,414	11,727

CASH - END OF PERIOD	$9,362	$7,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred B Stock conversion to common shares	$—	$1,200
Stock issued in connection with conversion of debentures	$2,000	$7,353

The accompanying notes are an integral part of these condensed consolidated financial statements

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

1.   Nature of Operations and Going Concern

Telco Cuba, Inc. (fka CaerVision Global, Inc., fka American Mineral Group Minerals Inc.) (the "Company") was incorporated in the State of Nevada on August 10, 2007. Up until June 12, 2015, the company was previously engaged in the exploration, development, and acquisition of mineral properties.

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

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company has an accumulated deficit of $4.962 million. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. Management plans to raise cash from public or private debt or equity financing, on an as needed basis. The Company's ability to continue as a going concern is in substantial doubt unless it can achieve profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2. Basis of Presentation

We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with GAAP, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (2016 Form 10-K). We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in our 2016 Form 10-K.

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

3.   Significant Accounting Policies

a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles.

b)    Basic and Diluted Loss per Share

Basic and diluted loss per share is based on the weighted average number of shares outstanding. Fully diluted shares are calculated as follows:

	February 28, 2017	February 29, 2016
Weighted average shares – basic	223,366,678	125,412,657
Convertible debentures	499,204,197	473,782,517
Convertible Preferred Stock	478,275,000	355,530,000
Weighted average shares – fully diluted	1,200,845,875	954,725,174

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

The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of February 28, 2017, and November 30, 2016:

Derivative liabilities

Fair Value Measurements
	Total Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
February 28, 2017	$177,390			$177,390
November 30, 2016	$132,098			$132,098

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

The fair value of the derivative liabilities was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 8. Gains and losses (realized and unrealized) are included in earnings.

The Company did not have any Level 1 or Level 2 assets or liabilities as of February 28, 2017, and November 30, 2016, and had Level 3 liabilities consisting of notes payable.  The carrying amount of the notes payable at February 28, 2017, and November 30, 2016, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Fixed assets consist primarily of computer equipment and furniture and fixtures. The estimated useful lives range from three to five years.

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

4.   Capital Stock

a)   Authorized

As of February 28, 2017, and November 30, 2016, authorized capital stock consists of:

975,000,000 common shares with a par value of $0.001 per share; and

400,000 preferred shares with a par value of $0.001 per share
10

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

b)   Share Issuances

For the quarter ended February 28, 2017:

During the month of December 2016, the company issued 10,000,000 common shares in connection with the conversion of $35,000 of convertible debentures and accrued interest. The conversion had an average price of $0.0035 per share and resulted in no gain or loss.

On February 20, 2017, the Company issued 2,240,000 common shares valued at market value to the Company’s CEO in exchange for services rendered to the Company.

On February 28, 2017, the Company issued 8,270,270 shares valued at market value as payment for consulting services.

For the quarter ended February 29, 2016:

During the month of February 2016, the Company issued 16,025,192 common shares in connection with the conversions of $8,172 of convertible debentures and accrued interest. The conversions had an average price of $0.0005 per share and resulted in no gain or loss.

During the month of February 2016, the Company issued 1,200,000 common shares to unaffiliated third-party accredited investors in connection with the conversion of 240 preferred B shares resulting in no gain or loss.

c) Preferred Stock

For the quarter ended February 28, 2017:

The Company has 400,000 shares of preferred stock authorized of which 300,000 shares were designated in three series as follows:

Series A Senior Convertible Voting Non-Redeemable Preferred Stock (the “Series A Preferred”) – 100,000 shares authorized, 55,555 shares issued and outstanding;

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series B Preferred”) – 100,000 shares authorized, 82,544 shares issued and outstanding; and

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series C Preferred”) – 200,000 shares authorized, issued and outstanding;

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

d) Warrants and Options

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States.  Bank deposits in the United States did not exceed federally insured limits.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

6.  Income Taxes

A reconciliation of income taxes at statutory rate with the reported income taxes is as follows:

Period ended February 28, 2017, and February 29, 2016	February 28, 2017	November 30, 2016
Income tax (benefit) expense at Federal statutory rate of 35%	$(57,400)	$173,100
Increase (Utilization) of tax loss carryforward	57,400	(173,100)
Net income tax	$—	$—

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

At February 28, 2017, the Company has available net operating losses of approximately $6.5 million which may be carried forward to apply against future taxable income. These losses will expire in 2034. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

7. Convertible Debentures

As of February 28, 2017, and November 30, 2016, the Company has issued and outstanding, convertible debt totaling $540,344 and $621,843, of which all but one note for $15,000 were held by unrelated third parties. As of February 28, 2017, these debts were all due on demand, bear interest at the rates between 8% and 12% per annum and are convertible at a discount to the stock’s market price of between 15% and 55%, based on a look back period of between 10 and 30 days prior to conversion. Combined, these convertible instruments can be converted into 499,204,917 and 473,782,517 shares of common stock as of February 28, 2017, and November 30, 2016, respectively.

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

At February 28, 2017, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions:

	February 28, 2017	November 30, 2016
(1) dividend yield	0%	0%
(2) expected volatility	352.94%	352.94%
(3) weighted average risk-free interest rate,	4%	4%
(4) expected life, and	0.25 Year	0.25 Year
(5) estimated fair value of the Company’s common stock per share.	$.004	$.004

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

9. Notes Payable

Notes payable are due on demand and bear interest at rates ranging from 8% to 15%. For the quarters ended February 28, 2017, and February 29, 2016, notes payable ending balances were $2,156,626, and $2,236,446, respectively. For the quarters ended February 28, 2017, and February 29, 2016, interest expense attributable to notes payable was $46,110, and $47,740, respectively.

10. Related party transactions

Officers have from time-to-time lent money to the Company. At February 28, 2017, and November 30, 2016, they had a balance owed to them of $135,221, and $135,577, respectively. The balances do not bear interest and are due on demand. The notes are discounted using an imputed interest rate of 12%.

11. Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

12. Subsequent Events

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

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Anthony J. Rivera brought a lawsuit against the company on May 29, 2018. Case number: CACE18012914 in the 17th circuit court of Broward County, Florida. The note holder sued for enforcement of a note issued by the company on December 1, 2015. The case was settled, and the note was amended with a more favorable 50% discount, 5 day look back term on the note. The settlement occurred in September 2018. The company is working with the note holder to convert the settled amount into stock of the company.

On September 28, 2018, the company filed a lawsuit against Cuentas, Inc. (OTCQB: CUEN), f/k/a Next Group Holdings, Inc/Meimoun & Mammon, LLC/Next Mobile, LLC in the 11th circuit court of Miami-Dade County, Florida. Case number: 2018-032974-CA-01 is still ongoing. The case was filed due to CUEN failing to perform on a contract signed in July 2015. The company is suing for damages and the return of the funds paid for the undelivered Mobile Virtual Network Operator (MVNO) platform.

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

Telco Cuba, Inc.

Notes to the Condensed Consolidated Financial Statements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.

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

Financial Condition

As of February 28, 2017, the Company had total current assets of $19,921 and total current liabilities of $5,490,782 for a net working capital deficit of $5,470,861. As of February 29, 2016, the Company had total current assets of $26,864 and total current liabilities of $5,381,900 for a net working capital deficit of $5,355,036.

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

Telco Cuba's ability to raise additional funding is based on;

Telco Cuba's ability to capture market share; and

Due to the Company’s lack of operating history and present inability to generate revenues, our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for 2015, and 2016 indicating substantial doubt about Telco Cuba's ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

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

Overview

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

Results of operations

Comparison of the quarter ended February 28, 2017, to the quarter ended February 29, 2016

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

Revenues

Revenues for the three months ended February 28, 2017, were $31,679, compared to $38,149 for the three months ended February 29, 2016.  The decrease in revenues resulted from a shift in focus to Cuban-based telecommunications which management believes has greater revenue potential in the long term.

Operating Expenses

Operating expenses for the three months ended February 28, 2016, consisted of $97,972 in general and administrative expense compared to $177,645 for the three months ended February 29, 2016.  The decrease resulted from additional, one-time expenses incurred due to the addition of Amgentech operations in the prior year.

Other Income (Expense): :

Other income (expense) for the three months ended February 28, 2017, and February 29, 2016, was $(97,864), and $634,151, respectively, The decrease resulted primarily from debt extinguishment in 2016, and changes in fair value of the derivative liability.

Net Income:

Net Income (Loss) of $(164,157), and $494,655, for the three months ended February 28, 2017, and February 29, 2016, respectively, was due primarily to changes in the fair value of derivative liability and extinguishment of debt in 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Subsequent Events

The Company evaluated subsequent events from March 1, 2017, through the date this filing was completed, noting the following:

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

On September 28, 2018, the company filed a lawsuit against Cuentas, Inc. (OTCQB: CUEN), f/k/a Next Group Holdings, Inc/Meimoun & Mammon, LLC/Next Mobile, LLC in the 11th circuit court of Miami-Dade County, Florida. Case number: 2018-032974-CA-01 is still ongoing. The case was filed due to CUEN failing to perform on a contract signed on July 2015. The company is suing for damages and the return of the funds paid for the undelivered Mobile Virtual Network Operator (MVNO) platform.

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

During the month of May 2021, the company restated a promissory note as convertible in the amount of $100,000.00. The holder, an unaffiliated third-party unaccredited investor converted the note principle and accrued interest owed into 400,000,000 restricted common shares. These common shares have an effective date of May 6, 2021 and are denoted as such in section 3A of this disclosure.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II

ITEM  1. LEGAL PROCEEDINGS

No legal issues

ITEM  1A. RISK FACTORS

Not applicable.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following issuances of stock during the three months ended February 28, 2017:

•	10,000,000 common shares in connection with the conversion of $94,000 of convertible debentures and accrued interest.
•	2.240,123 common shares in compensation paid to the CEO.
•	8,270,270 common shares in compensation to consultants for services provided.

The Company had the following issuances of stock during the three months ended February 29, 2016:

•	16,025,192 common shares in connection with the conversion of $8,172 of convertible debentures and accrued interest.
•	1,200,000 common shares issued on conversion of 240 Preferred B shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-Q statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ormond Beach, State of Florida on January 23, 2023.

Telco Cuba, Inc,

By:	/s/ William Sanchez
William Sanchez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act, this Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Sanchez	Chief Executive Office, Chairman and Director	January 23, 2023
William Sanchez	Chief Financial Officer, secretary, and Treasurer

/s/ Camille Whiddon	Director	January 23, 2023
Camille Whiddon

/s/ Sayis Tequia	Director	January 23, 2023
Sayis Tequia

/s/ Santiago Munoz	Director	January 23, 2023
Santiago Munoz

/s/ Patrick Wall	Director	January 23, 2023
Patrick Wall

